Form 10QSB
period 2007-05-31
OneLife Health Products Inc.
filed 2007-07-12
CIK 1388748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended May 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-140447


                          ONELIFE HEALTH PRODUCTS INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                                 98-0495144
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

             999 - 3rd Avenue, Suite 3800, Seattle, Washington 98104
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (206) 224-7975

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as of June 29, 2007: 6,000,000

Authorized share capital of the registrant: 50,000,000 common shares, par value of $0.001

The Company recorded $745 in sales revenue for the six months ended May 31, 2007.

                           FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets ...............................................      3

     Statements of Operations .....................................      4

     Statement of Stockholder's Equity ............................      5

     Statements of Cash Flows .....................................      6

     Notes to the Financial Statements ............................      7

                          ONELIFE HEALTH PRODUCTS INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                            May 31,          November 30,
                                                             2007               2006
                                                           --------           --------
                                                          (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                   $  7,730           $ 27,763
  Accounts receivable                                            42
  Inventory (Note 4)                                          5,507              5,582
  Rental deposit                                                350                350
                                                           --------           --------

      Total current assets                                   13,629             33,695

Website, net of accumulated amortization (Note 8)            12,072             14,568
                                                           --------           --------

Total assets                                               $ 25,701           $ 48,263
                                                           ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
  Accounts payable and accrued liabilities                 $  3,360           $  1,730
  Due to officer and director (Note 6)                        1,763              2,902
                                                           --------           --------

      Total liabilities                                       5,123              4,632
                                                           --------           --------

Stockholders' equity (Note 5, 6)

Authorized:
  50,000,000 common shares
  Par value $0.001

Issued and outstanding:
  6,000,000 common shares                                     6,000              6,000
Additional paid-in capital                                   49,000             49,000
Deficit accumulated during the development stage            (34,422)           (11,369)
                                                           --------           --------

Total stockholders' equity                                   20,578             43,631
                                                           --------           --------

Total liabilities and stockholders' equity                 $ 25,701           $ 48,263
                                                           ========           ========


   The accompanying notes are an integral part of these financial statements.

                          ONELIFE HEALTH PRODUCTS INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                         Cumulative
                                                                                                        Amounts From
                                                                                      Date of             Date of
                                                                                 Incorporation on     Incorporation on
                                                                                 February, 17 2006    February 17, 2006
                              Three Months     Three Months      Six Months             to                   to
                              Ended May 31,    Ended May 31,    Ended May 31,         May 31,              May 31,
                                  2007             2006             2007               2006                 2007
                               ----------       ----------       ----------         ----------           ----------
Net sales                      $      578       $       --       $      745         $       --           $      745
Cost of goods sold                    122               --              170                 --                  170
                               ----------       ----------       ----------         ----------           ----------
Gross profit                          456               --              575                 --                  575
                               ----------       ----------       ----------         ----------           ----------

OPERATING EXPENSES
  Amortization                      1,248               --            2,496                 --                2,913
  General & administrative         12,159               96           19,611                 96               27,649
  Marketing & selling                 319               --            1,520                 --                3,088
  Organization                         --              890               --              1,475                1,475
                               ----------       ----------       ----------         ----------           ----------
                                   13,726              986           23,627              1,571               35,125
                               ----------       ----------       ----------         ----------           ----------

Loss from operations              (13,270)            (986)         (23,052)            (1,571)             (34,550)

Interest income                        --               --               --                 --                  128
                               ----------       ----------       ----------         ----------           ----------

Loss before income taxes          (13,270)            (986)         (23,052)            (1,571)             (34,422)

Provision for income taxes             --               --               --                 --                   --
                               ----------       ----------       ----------         ----------           ----------

Net loss                       $  (13,270)      $     (986)      $  (23,052)        $   (1,571)          $  (34,422)
                               ==========       ==========       ==========         ==========           ==========
Basic and diluted loss per
 Common share (1)
                               ==========       ==========       ==========         ==========           ==========

Weighted average number
 of common shares
 outstanding (Note 5)           6,000,000        5,000,000        6,000,000          5,000,000
                               ==========       ==========       ==========         ==========

----------
(1) less than $0.01

   The accompanying notes are an integral part of these financial statements.

                          ONELIFE HEALTH PRODUCTS INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                      Deficit
                                                                                    Accumulated
                                                    Common Stock      Additional     During the        Total
                                               -------------------     Paid in      Development    Stockholders'
                                               Shares       Amount     Capital         Stage          Equity
                                               ------       ------     -------         -----          ------
Inception, February 17, 2006                        --      $   --     $    --       $     --        $     --

Initial capitalization, sale of
 common stock to Directors on
 February 17, 2006                           5,000,000       5,000                                      5,000
Private placement closed July 31, 2006       1,000,000       1,000      49,000                         50,000

Net loss for the year                               --          --          --        (11,369)        (11,369)
                                             ---------      ------     -------       --------        --------
Balance November 30, 2006                    5,000,000       6,000      49,000        (11,369)         43,631

Net loss for the period                             --          --          --        (23,053)        (23,053)
                                             ---------      ------     -------       --------        --------
Balance May 31, 2007                         6,000,000      $6,000     $49,000       $(34,422)       $ 20,578
                                             =========      ======     =======       ========        ========


   The accompanying notes are an integral part of these financial statements.

                          ONELIFE HEALTH PRODUCTS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                Cumulative
                                                                                               Amounts From
                                                                                 Date of          Date of
                                                                              Incorporation    Incorporation
                                                                              on February       on February
                                                             Six Months        17, 2006 to      17, 2006 to
                                                            Ended May 31,        May 31,           May 31,
                                                               2007               2006              2007
                                                             --------           -------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                    $(23,052)          $(1,571)          $(34,422)
  Adjustments To Reconcile Net Loss To Net Cash
   Used By Operating Activities
     Amortization expense                                       2,496                --              2,912
  Changes in operating assets and liabilities:
     Accounts receivable                                          (42)               --                (42)
     Inventory                                                     75            (2,670)            (5,507)
     Rental deposit                                                --                --               (350)
     Accounts payable and accrued liabilities                   1,629                --              3,360
     Due to officer and director                               (1,139)               --              1,763
                                                             --------           -------           --------

Net cash used in operating activities                         (20,033)           (4,241)           (32,286)
                                                             --------           -------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --             5,000             55,000
                                                             --------           -------           --------

Net cash provided by financing activities                          --             5,000             55,000
                                                             --------           -------           --------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Website                                                          --                --            (14,984)
                                                             --------           -------           --------

Net cash used in investing activities                              --                --            (14,984)
                                                             --------           -------           --------

Increase (decrease) in cash during the period                 (20,033)              759              7,730


Cash, beginning of the period                                  27,763                --                 --
                                                             --------           -------           --------

Cash, end of the period                                      $  7,730           $   759           $  7,730
                                                             ========           =======           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $    --           $     --
  Cash paid for interest                                     $     --           $    --           $     --


   The accompanying notes are an integral part of these financial statements.

                          ONELIFE HEALTH PRODUCTS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

                                  May 31, 2007


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on February 17, 2006. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included capital formation, organization, target market identification, new product development and marketing plans. Management has commenced with marketing and selling a herbal dietary supplement product that it recently developed.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information. Accordingly, they may not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended May 31, 2007, are not necessarily indicative of the results that may be expected for the year ended November 30, 2007.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company's relevant accounting policies and procedures are listed below. The company has adopted a November 30 year end.

ACCOUNTING BASIS

The basis is generally accepted accounting principles.

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective its inception.

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted

                          ONELIFE HEALTH PRODUCTS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

                                  May 31, 2007


NOTE 2. (CONTINUED)

number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

DIVIDENDS

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                          ONELIFE HEALTH PRODUCTS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

                                  May 31, 2007

NOTE 2. (CONTINUED)

INVENTORY

Inventory is stated at the lower of cost (determined by the first-in, first-out method) or market. See Note 4.

REVENUE RECOGNITION

The company is selling its product both through an affiliate based marketing program and directly to retail consumers via the Internet. The company will recognize revenue from product sales when evidence of an order exists at a fixed or agreed upon price, the product has either been paid for or collectibility is reasonably assured, and the product has been shipped and risk of loss is transferred. Revenue will be recorded as sales of product shipped, less actual and estimated returns, spoilage allowances, rebates and other expenditures, which, using Generally Accepted Accounting Principles (GAAP) in the United
States should be accounted for as reductions of revenue. Estimates and allowances are based upon known claims and an estimate of additional returns when the amount of future returns can be reasonably estimated. The company has established an initial return allowance of 1% of gross sales revenue.

WEBSITE COSTS

Website costs consist of software development costs, which represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation in November 2006, the asset is being amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. See Note 8.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from inception to May 31, 2007 of $(34,422). The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2007.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then

                          ONELIFE HEALTH PRODUCTS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

                                  May 31, 2007


NOTE 3. (CONTINUED)

attaining profitable operations. In response to these problems, management has planned the following actions:

     *    The Company recently completed a SB-2 registration statement.

     * Management intends to raise additional funds through public or private placement offerings.

     * If management is unsuccessful in raising funds in a timely manner, funding by the company's controlling shareholders of the company's budgeted operating shortfall of approximately $30,000 through February 2008 by unsecured, interest free debt or private placement of common shares.

     * Management is currently funding marketing efforts to generate sales. There can be no assurances, however, that management's expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. INVENTORY

Inventory consists solely of finished goods.

NOTE 5. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

                          ONELIFE HEALTH PRODUCTS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

                                  May 31, 2007


NOTE 5. (CONTINUED)

ISSUED AND OUTSTANDING

On February 17, 2006 (inception), the Company issued 5,000,000 shares of its common stock to its Directors for cash of $5,000. See Note 6.

On July 31, 2006, the Company closed a private placement for 1,000,000 common shares at a price of $0.05 per share, or an aggregate of $50,000. The Company accepted subscriptions from 35 offshore non-affiliated investors.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company's neither owns nor leases any real or personal property. The Company's Directors provides office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On February 17, 2006 (inception), the Company issued 5,000,000 shares of its common stock to its Directors for cash of $5,000. See Note 5.

The amount due to an officer and director of $1,763 is for reimbursable expenses incurred by the company and paid directly by the President and CEO. The amount is unsecured and does not have any repayment terms or bear any interest. The amount was paid during the quarter.

NOTE 7. INCOME TAXES

Net deferred tax assets are $nil. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                          ONELIFE HEALTH PRODUCTS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

                                  May 31, 2007


NOTE 8. WEBSITE

                                              Accumulated
                              Cost            amortization       Net book value
                              ----            ------------       --------------
     Website costs          $14,984             $2,912              $12,072

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

NOTE 9. NET OPERATING LOSSES

As of November 30, 2006, the Company has a net operating loss carry forward of approximately $9,890, which will expire 20 years from the date the loss was incurred. The Company has also additionally incurred an interim loss of $23,052 for the six months ended May 31, 2007.

NOTE 10. OPERATING LEASES AND OTHER COMMITMENTS:

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

GENERAL OVERVIEW

OneLife was incorporated on February 17, 2006 in the State of Nevada. We are a development stage company with limited operations to date. OneLife's principal executive offices are located at 999 - 3rd Avenue, Suite 3800, Seattle,
Washington 98104. Our telephone number is (206) 224-7975. There can be no assurance that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations.

OneLife has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings. Since becoming incorporated, OneLife has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. Neither OneLife nor its officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

We are have focused our business on the production and sale of quality herbal supplement products to end use consumers via the Internet. Our target market is health conscience adult individuals, with an interest in herbal supplements and their inherent potential health benefits. We have developed a human immune system supplement product that we have branded "Daily Immune Enhancer with Antioxidant Properties" designed for relief of symptoms from the common cold & flu. Our product is available for commercial sale, and our website for sales and order fulfillment has been available to consumers since November 2006. We realized our first sales in February, 2007.

We are concentrating our marketing efforts in the United States. Our plan for the at least the next 12 months is to develop revenues from the sale of this product exclusively by sale over the Internet. Provided we are successful, and have the financial and cash resources to do so, we then plan expand our product line and develop and sell additional herbal dietary supplement products. In the future, we also plan to expand our business from sales generation exclusively from the Internet to having our products sold to customers through other consumer channels such as retailers, wholesalers, or other direct sale methods

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our SB-2A-5 filed on May 30, 2007.

We developed the Daily Immune Enhancer with Antioxidant Properties as our initial product because everyone is susceptible to colds and decreased energy levels. A Roper Starch Worldwide report published in 2001 found that dietary supplements targeting cough, cold, flu, and sore throat, enjoyed the second largest overall use by Americans. That same report stated that "The most prevalent reason consumers use dietary supplements is to improve overall health and general well being."

Our business objectives are:

     * To become a leading online retail herbal supplement company specializing in creating reliable and effective herbal products
     * To develop OneLife Health Products as a recognizable and reliable brand name
     * To grow revenues at a reasonable pace to become profitable and maximize long term shareholder value

Our goals over the next 12 months are:

     * Achieve an average of 1,000 hits per day on OneLife's website within the next 6 months
     *    Provide increased awareness of the benefits of our herbal supplement
     *    Achieve break even operations over the next 12 months

At present, we have no plans to expand our operations outside of the USA.

We commenced with our plan and budget during this quarter starting in May 2007. Our total 12 month expenditure budget is $29,850.

ACTIVITIES DURING THE QUARTER ENDED MAY 31, 2007 UNDER OUR PLAN OF OPERATION

We completed our registration with the FDA under the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. Because we are exporting our product to the USA from Canada, we also engaged an approved border customs broker to clear our shipments on our behalf, and purchased the necessary bonding at a cost of $450.00 per annum. This will enable us to export our product to our customers on an expedited basis with minimal disruption. We also obtained commercial general and product liability insurance for our business. It provides for a maximum of $2million in coverage at an annual cost of $5,100. The quotation is based on an initial annual gross sales level of $100,000.

In April 2007, we consulted with our graphic designers for banner advertising for our affiliate sales program launch in the August 2007. Two graphic banner ads were created, in addition to a text ad, for potential affiliates to post on their websites. In May and June 2007, we will continue the set-up and development of the affiliate sales program. We plan on listing on several key programs including:

     *    Commission Junction (www.cj.com)
     *    Linkshare (www.linkshare.com)
     *    Commission Soup (www.commissionsoup.com)
     *    Affiliate Programs (www.affiliateprograms.com)

We believe attracting affiliates can be an effective way to develop sales of our product and exposure on a limited budget. We will use graphic designers to develop and design the needed appropriate banner ads. The company `s officers and directors will draft text unique for each affiliate program to maximize our exposure. This will include appropriate material for the listing including related text, affiliate banners and other related information, such as product benefits, pricing, etc. Web banners containing this information are then placed on the affiliate website and when a user clicks on the banner he/she is directed to our website.

After application and listing on those affiliate sites, which we have deemed to be the most important, we will broaden our search of affiliate program websites to further expand our exposure and thus sales potential. As we discover programs, we will proceed through each of the steps outlined above. Assessing the significance of each affiliate program will come from our research of the market place, what others are using, popularity (i.e., number of affiliate programs listed) of the program. Once listed, we will follow the activity generated from each program to gauge its merit. Since this strategy is a profit sharing strategy as opposed to a marketing expense strategy, we will not need to remove our listing from poor performing or unpopular affiliate programs. It can be monitored much more passively than that with CPC advertising.

In May 2007, we finished a small $300 print advertising campaign in classified sections of newspapers, health magazines, and or newsletters. Advertisements in the smaller mediums begin around $20 depending on word or line count and can escalate into thousands of dollars for ads in large circulation publications. Our target is to place 3-4 advertisements to run during May and June 2007.

RESULTS OF OPERATIONS

We generated $578 in product sales revenue in our second quarter and $745 for the six months ended May 31, 2007. Our gross profit was $456 and $575 respectively. Our company posted losses of $13,270 for the second quarter and $23,052 for the six months ended May 31, 2007. Comparisons are not meaningful in this case as our company was incorporated on February 17, 2006 and 2006 losses were generally attributable to initial organization costs. From inception to March 31, 2007 we have incurred losses of $34,422. The principal component of our losses for the six months ended May 31, 2007 included general and administrative costs of $19,611, marketing and selling of $1,520 and amortization of our website of $2,496.

LIQUIDITY AND CASH RESOURCES

At May 31, 2007, we had working capital of $8,506 compared to $29,063 at November 30, 2006. At May 31, 2007, our total assets were $25,701 compared to $48,263 at November 30, 2006.

We opened the second quarter with approximately $15,706 in cash. As of the date hereof, we have approximately $5,200, of which we anticipate needing approximately $10,500 for the balance of expenses associated with our SB-2 Registration Statement. The remaining balance of our budgeted expenditures under our twelve month plan are approximately $29,850. Therefore, we presently have a budgeted shortfall of approximately $35,000.

How long OneLife will be able to satisfy its cash requirements depends on the success of our Internet based marketing programs in attracting consumers and how much revenue our company can generate through resultant product sales. We believe we can generate net revenues of $35-40,000 over the next 12 months through the implementation of our 12 month budget. This would enable us to achieve breakeven operations, but because of the timing of our planned expenditures under our budget, we require net revenues of approximately $11,100 prior to July 31, 2007, $6,900 for the second quarter ending October 31, 2007, $9,000 for the third quarter of our budget and $8,000 during the fourth quarter budget. Net revenues are defined as gross sales revenues less direct costs to produce and distribute our products to our customers.

Our per unit net revenue is highly variable due to our current pricing structure for our product. Our net revenues will vary significantly depending on the following factors:

     * Affiliate sales versus direct retail sales. We are currently offering affiliates a 50% commission on gross selling price after quantity discounts that we do not have to incur for direct retail sales.
     * The number of single unit sales versus multiple unit sales. We offer price discounts for purchases of multiple units that vary from 17% for 2 unit purchases to 33% for 6 unit purchases, whether purchased through affiliates or direct from our website.
     * The ongoing cost to procure raw materials and manufacture our product. Procurement of all of our raw materials and the manufacture of our product is all conducted by third parties. If our current manufacturer or the industry raises its prices or if order lead times change significantly, we may experience significant cost increases for our product or may not even have product available for sale
     * Shipping costs. Our current shipping costs are $7.95 for 1-2 unit sales and $10.95 for 3-6 unit sales. Our shipping costs vary significantly according to the number of units shipped. Under our current affiliate program, we do not incur shipping costs. They form part of the commission we pay affiliates who are responsible for this cost.

Our achievement of breakeven operations for the next 12 months does not include compensation costs for our officers and directors, or costs for our premises, which are currently provided free of charge by our officers and directors. Our officers and directors will continue to be responsible for all of our administrative and regulatory activities, the marketing of our product, order fulfillment, management of our website and affiliate program for at least the first year of operations. If we were to compensate our officers and directors for these activities, we believe we would incur costs in excess of $100-120,000 annually. We have not budgeted to hire any employees within the next 12 months and will only do so if our order fulfillment and distribution activities become too much for Mr. McFarland to perform himself, and there are sufficient financial resources to do so. This would be a clerical position and we would expect that we could hire someone for approximately $25,000 on an annual basis should the need arise. We are not planning to relocate our executive offices or order fulfillment operations in the foreseeable future and have not budgeted to do so. If we were to rent comparable space, we believe we could do so for approximately $1,200-1,500 monthly.

If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We cannot guarantee that additional funding will be available on favorable terms, if at all. If we cannot secure additional financing from outside sources, our directors have committed to fund any shortfall under our 12 month budget by either (i); an unsecured shareholder loan without interest, which would not be repayable until we have the financial resources available to do so, but subject to a minimum term of 2 years, or (ii); through a private placement of common shares that would be priced at a mimimum of $0.10 per share, or the market price of our common stock if our shares are posted for trading on a public market at the time of the subscription. Any further shortfall will effect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report for the six months ended May 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president as appropriate, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On June 7,  2007  the SEC  declared  our  registration  statement  on Form  SB-2 effective, which registered 1,000,000 common shares for resale held by 35 non-affiliated investors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

     Exhibit
     Number          Description

     3.1       Articles of Incorporation*
     3.2       By-laws*
     31.1      Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302
     31.2      Certification of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302
     32.1      Certification Pursuant to 18 U.S.C. ss.1350, Section 906
     32.2      Certification Pursuant to 18 U.S.C. ss.1350, Section 906

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-140447

Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this day of July, 2007.

                               ONELIFE HEALTH PRODUCTS, INC.


Date: July 11, 2007            By: /s/ Dan McFarland
                                  ----------------------------------------------
                               Name:  Dan McFarland
                               Title: President/CEO, principal executive officer


Date: July 11, 2007            By: /s/ Rakesh Chehil
                                  ----------------------------------------------
                               Name:  Rakesh Chehil
                               Title: Chief Financial Officer, principal
                                      financial officer