Form 10QSB
period 2007-08-31
OneLife Health Products Inc.
filed 2007-10-15
CIK 1388748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the quarter ended August 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-140447


                          ONELIFE HEALTH PRODUCTS INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                98-0495144
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

Number of shares outstanding of the registrant's class of common stock as of October 15, 2007: 6,000,000

Authorized share capital of the registrant: 50,000,000 common shares, par value of $0.001

The Company recorded $882 in sales revenue for the nine months ended August 31, 2007.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets ..............................................        3

     Statements of Operations ....................................        4

     Statement of Stockholder's Equity ...........................        5

     Statements of Cash Flows ....................................        6

     Notes to the Financial Statements ...........................        7

                          ONELIFE HEALTH PRODUCTS INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                August 31,        November 30,
                                                                  2007               2006
                                                                --------           --------
                                                               (unaudited)         (audited)
ASSETS

Current:
  Cash                                                          $  5,410           $ 27,763
  Inventory                                                        5,497              5,582
  Rental deposit                                                     350                350
                                                                --------           --------
                                                                  11,257             33,695

Website, net of accumulated amortization                          10,824             14,568
                                                                --------           --------

Total Assets                                                    $ 22,081           $ 48,263
                                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liablities:
  Accounts payable                                              $    251           $  1,730
  Due to officer and director                                     16,763              2,902
                                                                --------           --------
                                                                  17,014              4,632
                                                                --------           --------
STOCKHOLDERS' EQUITY
  Authorized:
   50,000,000 common shares with a par value of $0.001
  Issued and outstanding:
   6,000,000 common shares                                         6,000              6,000
  Additional paid in capital                                      49,000             49,000
  Deficit accumulated during the development stage               (49,933)           (11,369)
                                                                --------           --------
                                                                   5,067             43,631
                                                                --------           --------

Total Liabilities and Stockholders' Equity                      $ 22,081           $ 48,263
                                                                ========           ========


   The accompanying notes are an integral part of these financial statements.

                          ONELIFE HEALTH PRODUCTS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                      Cumulative
                                         Three          Three          Nine                        Since Inception
                                         Months         Months         Months        Period      (February 17, 2006)
                                         Ended          Ended          Ended          Ended              to
                                       August 31,     August 31,     August 31,     August 31,        August 31,
                                          2007           2006           2007           2006              2007
                                        --------       --------       --------       --------          --------
Sales                                   $    137       $     --       $    882       $     --          $    882
Cost of goods sold                            20             --            190             --               190
                                        --------       --------       --------       --------          --------

Gross profit                                 117             --            692             --               692
                                        --------       --------       --------       --------          --------

Operating expenses:
  Amortization                             1,248             --          3,744             --             4,161
  General and administrative              14,381          2,410         33,992          2,505            42,030
  Marketing and selling                       --             --          1,520             --             3,088
  Organization                                --          1,475             --          1,475             1,475
                                        --------       --------       --------       --------          --------

Total operating expenses                  15,629          3,885         39,256          3,980            50,753
                                        --------       --------       --------       --------          --------

Loss from operations                      15,512          3,885         38,564          3,980            50,061

Interest income                               --             94             --             94               128
                                        --------       --------       --------       --------          --------

Net loss                                $ 15,512       $  3,791       $ 38,564       $  3,886          $ 49,933
                                        ========       ========       ========       ========          ========

Basic and diluted loss per share (a)

Weighted average common
 shares outstanding
                                        ========       ========       ========       ========          ========

----------
(a) Less than $0.01


   The accompanying notes are an integral part of these financial statements.

                          ONELIFE HEALTH PRODUCTS INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                          Deficit
                                                                                        Accumulated
                                                                          Additional    During the
                                                    Common Stock           Paid-in      Development
                                                Shares        Amount       Capital         Stage         Total
                                                ------        ------       -------         -----         -----
Inception, February 17, 2006                         --       $   --       $    --       $     --      $     --
Initial capitalization, February 17, 2006     5,000,000        5,000            --             --         5,000
Private placement, July 31, 2006              1,000,000        1,000        49,000             --        50,000
Net loss for the period                              --           --            --        (11,369)      (11,369)
                                              ---------       ------       -------       --------      --------

Balance, November 30, 2006                    6,000,000        6,000        49,000        (11,369)       43,631
Net loss for the period                              --           --            --        (38,564)      (38,564)
                                              ---------       ------       -------       --------      --------

Balance, August 31, 2007                      6,000,000       $6,000       $49,000       $(49,933)     $  5,067
                                              =========       ======       =======       ========      ========


   The accompanying notes are an integral part of these financial statements.

                          ONELIFE HEALTH PRODUCTS INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                         Cumulative
                                                Three         Three         Nine                      Since Inception
                                                Months        Months        Months       Period     (February 17, 2006)
                                                Ended         Ended         Ended         Ended             to
                                              August 31,    August 31,    August 31,    August 31,       August 31,
                                                 2007          2006          2007          2006             2007
                                               --------      --------      --------      --------         --------

OPERATING ACTIVITIES
  Net loss for the period                      $(15,512)     $ (3,791)     $(38,564)     $ (3,886)        $(49,933)
  Adjustment for amortization                     1,248         3,744            --         4,161
  (Increase) Decrease in accounts receivable         42            --            --            --
  (Increase) Decrease in inventory                   10            --            85        (2,671)          (5,497)
  (Increase) Decrease in rental deposit              --            --            --            --             (350)
  Increase (Decrease) in accounts payable        (3,108)        3,853        (1,479)        3,842              251
                                               --------      --------      --------      --------         --------

Cash from (used in) operating activities        (17,320)           62       (36,214)       (2,715)         (51,368)
                                               --------      --------      --------      --------         --------
FINANCING ACTIVITIES
  Increase (Decrease) in amounts due to
   shareholder and director                      15,000            --        13,861            --           16,763
  Proceeds from private placement                    --        50,000            --        55,000           55,000
                                               --------      --------      --------      --------         --------

Cash from (used in) financing activities         15,000        50,000        13,861        55,000           71,763
                                               --------      --------      --------      --------         --------
INVESTING ACTIVITY
  Website development, being cash used
   investing activity                                --            --            --            --          (14,985)
                                               --------      --------      --------      --------         --------

Increase (Decrease) in cash                      (2,320)       50,062       (22,353)       52,285            5,410
Cash, opening                                     7,730         2,223        27,763            --               --
                                               --------      --------      --------      --------         --------

Cash, closing                                  $  5,410      $ 52,285      $  5,410      $ 52,285         $  5,410
                                               ========      ========      ========      ========         ========

Supplemental cash flow disclosure:
  Cash paid for income taxes                   $     --      $     --      $     --      $     --         $     --
  Cash paid for interest                       $     --      $     --      $     --      $     --         $     --


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

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

                          ONELIFE HEALTH PRODUCTS INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 2. (CONTINUED)

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


NOTE 2. (CONTINUED)

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from inception to February 28, 2007 of $(21,151). The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2007.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

     * The Company is in the process of completing a SB-2 registration statement.
     * Management intends to raise additional funds through public or private placement offerings.
     * If management is unsuccessful in raising funds in a timely manner, funding by the company's controlling shareholders of the company's budgeted operating shortfall of approximately $30,000 through February 2008 by unsecured, interest free debt or private placement of common shares.
     * Management is currently funding marketing efforts to generate sales. There can be no assurances, however, that management's expectations of future sales will be realized.

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

The amount due to an officer and director of $2,902 is for reimbursable expenses incurred by the company and paid directly by the President and CEO. The amount is unsecured and does not have any repayment terms or bear any interest. The amount was paid during the quarter.

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

                          ONELIFE HEALTH PRODUCTS INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 8. WEBSITE

                                              Accumulated
                             Cost            amortization        Net book value
                             ----            ------------        --------------
     Website costs         $14,984              $4,160               $10,824

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

NOTE 9. OPERATING LOSSES

As of November 30, 2006, the Company has a net operating loss carry forward of approximately $9,890, which will expire 20 years from the date the loss was incurred. The Company has also additionally incurred an interim loss of $38,564 for the nine months ended August 31, 2007.

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

ACTIVITIES DURING THE QUARTER ENDED AUGUST 31, 2007 UNDER OUR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

We generated $137 in product sales revenue in our third quarter and $882 for the nine months ended August 31, 2007. Our gross profit was $117 and $692 respectively. Our company posted losses of $15,512 for the second quarter and $38,564 for the nine months ended August 31, 2007. Comparisons are not meaningful in this case as our company was incorporated on February 17, 2006 and 2006 losses were generally attributable to initial organization costs. From inception to March 31, 2007 we have incurred losses of $49,933. The principal component of our losses for the nine months ended August 31, 2007 included general and administrative costs of $33,992, marketing and selling of $1,520 and amortization of our website of $3,744.

LIQUIDITY AND CASH RESOURCES

At August 31, 2007, we had a working capital deficiency of $5,757 compared to $29,063 at November 30, 2006. At August 31, 2007, our total assets were $22,081 compared to $48,263 at November 30, 2006.

We opened the forth quarter with approximately $7,730 in cash. As of the date hereof, we have approximately $5,400. The remaining balance of our budgeted expenditures under our twelve month plan are approximately $30,000. Therefore, we presently have a budgeted shortfall of approximately $24,600.

How long OneLife will be able to satisfy its cash requirements depends on the success of our Internet based marketing programs in attracting consumers and how much revenue our company can generate through resultant product sales. We believe we can generate net revenues of $15-20,000 over the next 12 months through the implementation of our 12 month budget. This would enable us to achieve breakeven operations, but because of the timing of our planned expenditures under our budget, we require net revenues of approximately $3,000 prior to November 30, 2007, $5,500 for the first quarter ending February 29, 2008, $3,500 for the second quarter of our budget and $3,000 during the third quarter budget. Net revenues are defined as gross sales revenues less direct costs to produce and distribute our products to our customers.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report for the six months ended August 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

     Exhibit
     Number          Description
     ------          -----------

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

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-140447

Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of October, 2007.

                               ONELIFE HEALTH PRODUCTS, INC.


Date: October 15, 2007         By: /s/ Dan McFarland
                                  ----------------------------------------------
                               Name:  Dan McFarland
                               Title: President/CEO, Principal Executive Officer


Date: October 15, 2007         By: /s/ Rakesh Chehil
                                  ----------------------------------------------
                               Name:  Rakesh Chehil
                               Title: Chief Financial Officer,
                                      Principal Financial Officer