Form 10KSB
period 2007-11-30
Crown Oil & Gas Inc.
filed 2008-03-14
CIK 1388748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number 000-52750

CROWN OIL AND GAS INC.
(Name of small business issuer in its charter)

Nevada	98-0495144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 – 5th Avenue, Suite 4100, Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (206) 224-7975

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated
by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes [X]   No [   ]

State issuer's revenues for its most recent fiscal year: $882

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

1,050,000 common shares @ $0.05 (1) = $52,500

______________
(1) The aggregate market value of the voting stock held by non-affiliates is computed by reference to the last reported sale price of our stock which was $0.05 per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

108,000,000 common shares issued and outstanding as of March 11, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X].

PART I

Item 1.           Description of Business.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Crown Oil” mean Crown Oil and Gas Inc., unless the context clearly requires otherwise.

Corporate Overview

Our principal executive offices are located at 800 – 5th Avenue, Suite 4100, Washington 98104. Our telephone number is (206) 224-7975.

Our common stock is quoted on the OTC Bulletin Board under the symbol “CWOI”.

Corporate History

We were incorporated on February 17, 2006, in the State of Nevada.

From incorporation to January 3, 2008, we have been in the process of establishing ourselves as a company focused on the production, sale and distribution of quality herbal supplement products to end use consumers via the Internet. Our target market was health conscious adult individuals in the United States with an interest in herbal supplements. We had developed a human immune system supplement product that we had branded "Daily Immune Enhancer with Antioxidant Properties" designed for relief of symptoms of common cold and flu.

Since incorporation, we have not made any significant purchases or sales of assets, nor have we been involved in any mergers, acquisitions or consolidations. We have never declared bankruptcy or been in receivership and we have never been involved in any legal action or proceedings.

On January 3, 2007, Dan McFarlane resigned as director, president, chief executive officer and chairman and Rakesh Chehil resigned as director, chief financial officer, secretary and treasurer. Also on January 3, 2007, John Hiner was elected as a director and appointed president, secretary and treasurer.

With the approval of our board of directors, effective January 15, 2008, we merged with our wholly-owned Nevada subsidiary, Crown Oil and Gas Inc. In connection with the merger, we changed our name to “Crown Oil and Gas Inc.”, to better reflect the anticipated future business of our company.

On January 15, 2008, our board of directors approved an 18-for-one (1) forward stock split of our authorized and our issued and outstanding shares of common stock.

On January 28, 2008, the Secretary of State of Nevada accepted for filing a Certificate of Change with respect to the forward stock split (on an 18-for-1 basis) of our authorized and issued and outstanding shares of common stock, as approved by our board of directors. The effective date of the Certificate of Change was January 31, 2008.

As a result, our authorized capital increased from 50,000,000 shares of common stock with a par value of $0.001 to 900,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 6,000,000 shares of common stock to 108,000,000 shares of common stock.

Business Development During Last Three Years

Since our incorporation we have been in the business of the production, sale and distribution of quality herbal supplement products to end use consumers via the Internet. As our operations have not been sufficiently profitable and our future prospects for our business are not good, our company’s management has closed our herbal supplement operations and are currently concentrating their efforts on pursuing a change of business in the oil and gas industry. As of the date of this annual report on Form 10-KSB, we have entered into negotiations with prospective business entities but have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

Our Current Business

We are currently seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

The search for and analysis of new business opportunities is being undertaken by our president, John Hiner, who is not a professional business analyst. In seeking or analyzing prospective business opportunities, Mr. Hiner may utilize the services of outside consultants or advisors.

As of the date of this annual report on Form 10-KSB, we have entered into negotiations with prospective business entities but have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

We have not been successful in raising the funding necessary to proceed with our business plan. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Employees

We do not have any employees other than our directors and executive officers. We do not expect any material changes in the number of employees over the next 12 month period. We may enter into employment or consulting agreements with our directors and executive officers. We do, and will continue to, outsource contract employment as needed.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected, and in the future could materially affect, actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Scarcity of and competition for business opportunities and combinations, place our company at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

We will require additional financing. Inadequate financing may impair our ability to compete in the marketplace which may result in the dissolution of our company.

We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

Ability to generate revenues is uncertain until we acquire a business opportunity or complete a business combination.

For the year ended November 30, 2007, we incurred net loss from discontinued operations of $56,564. We will no longer receive any revenues from this business. We have not generated any revenues since January 3, 2008 and do not anticipate generating any additional revenues until we acquire a business opportunity or complete a business combination. As of November 30, 2007, we have net loss of $56,564 and a working capital deficit of $12,933. Our ability to generate any further revenues is uncertain.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Although we have entered into negotiations with prospective business entities, we have not entered into any formal written agreements for a business combination or opportunity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Lack of market research or marketing organization indicates there is no assurance that we will successfully complete a business opportunity or business combination.

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

Lack of diversification may increase the risks associated with our operations.

In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity's business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

Probable change in control and management may reduce or eliminate the participation of our present officers and directors in the future affairs of our company.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our Board of Directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in, or elimination of, their participation in the future affairs of our company.

Reduction of percentage share ownership following a business combination may result in a change in our control and/or management.

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern, which, in all likelihood, would result in us issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in our capital will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in our control and/or management.

Requirement of audited financial statements may disqualify a business opportunity.

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

A failure to manage growth effectively could have a materially adverse effect on our business.

Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for our shares.

Item 2.           Description of Property.

Principal Offices

Our administrative mailing office is located at 800 5th Avenue, Suite 4100, Seattle, Washington 98104 and our telephone number is (206) 224-7975. Our office is rented on a month to month sub-lease basis at a cost of $202 per month. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Item 3.           Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.           Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended November 30, 2007

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the name “Crown Oil and Gas Inc.” under the symbol “CWOI”.

On August 1, 2007, our common stock received approval for quotation on the Over-the-Counter Bulletin Board under the name “Onelife Health Products Inc.” under the symbol “ONLF”. On January 28, 2008, our company merged with its wholly-owned subsidiary, Crown Oil and Gas Inc., changed its name to Crown Oil and Gas Inc. and commenced trading under the symbol “COWG”. On January 31, 2008, we effected an 18 for 1 forward stock split of our common shares and commenced trading under the symbol “CWOI”.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 880-50 West Liberty Street, Reno, Nevada, 89501 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for our common shares.

On February 22, 2008 the shareholders’ list of our common shares showed 27 registered shareholders and 108,000,000 shares outstanding.

Dividend Policy

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

On February 17, 2006, Dan McFarland and Rakesh Chehil, former directors and officers of our company, purchased by subscription 3,000,000 and 2,000,000 shares of our common stock, respectively, for $0.001 per share, or an aggregate of $5,000. No underwriters were used, and no commissions or other remuneration was paid except to our company. The securities were sold in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. Mr. McFarland and Dr. Chehil are not U.S. persons (as that term is defined in Regulation S).

On July 31, 2006 we accepted subscription agreements for the sale of 1,000,000 common shares to 35 subscribers at an offering price of $0.05 per share for gross offering proceeds of $50,000. None of the subscribers were U.S. persons, as the term is defined under Regulation S of the Securities Act, and the sales of our common stock to the subscribers were made in offshore transactions as the term is defined under Regulation S. The offering price for the offshore transactions was established on an arbitrary basis.

Equity Compensation Plan Information

As of November 30, 2007, we have no equity compensation plan.

Item 6.           Management’s Discussion and Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations and Cash Requirements

We are currently seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Cash Requirements

Over the twelve month period ending November 30, 2008, we anticipate that we will have to raise any additional monies through private placements of our equity securities and/or debt financing in order that we may fund the identification and evaluation of a suitable business opportunity. We believe we have sufficient cash to satisfy our cash requirements for 3 months.

Product Research and Development

Unless we acquire a new business, we do not anticipate that we will expend any significant monies on research and development over the twelve months ending November 30, 2008..

Purchase of Significant Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending November 30, 2008.

Employees

Currently our only employees are our directors and officers.

Liquidity and Capital Resources

As of November 30, 2007, generated revenues from our business activities were $882.

As of November 30, 2007, our total current assets were $4,074 as compared to total current assets of $33,345 as at November 30, 2006.

As of November 30, 2007, our total current liabilities were $17,007, as compared to total current liabilities of $4,632 as at November 30, 2006.

As of November 30, 2007, we had cash in the amount of $3,724 compared to cash in the amount of $27,763 as at November 30, 2006.

Going Concern

We have historically incurred losses, and through November 30, 2007 have incurred losses of $67,933 since inception. Because of these historical losses, we will require additional working capital to develop our business operations. We do not anticipate that we will derive any revenues from operations unless and until we acquire a new business opportunity. There can be no assurance that we can do so or that, even if we are successful in doing so, we will be able to operate profitably.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended November 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through private placements, public offerings and/or bank financings necessary to support our working capital requirements. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

We intend to raise additional working capital as and when we need it through private placements, public offerings and/or bank financing. We have historically raised working capital through the sale of equity securities but there can be no assurance that we will be able to continue to do so. As of the date of this annual report on Form 10-KSB, we have entered into negotiations with prospective investors but have no definitive agreements for the investments of any funds in our company.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Our principal capital resources have been acquired through the subscription and issuance of common stock, although we have also used stockholder loans and advances from related parties.

Item 7.           Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

The following consolidated financial statements are filed as part of this annual report:

•	Report of Independent Registered Public Accounting Firm, dated March 10, 2008

•	Balance Sheet as at November 30, 2007

•	Statements of Operations for the years ended November 30, 2007 and 2006 and for the period from June 21, 2002 (incorporation) to November 30, 2007

•	Statement of Stockholders’ Equity (Deficit) for the period from June 21, 2002 (incorporation) to November 30, 2007

•	Statements of Cash Flows for the years ended November 30, 2006 and 2005 and for the period from June 21, 2002 (incorporation) to November 30, 2007

•	Notes to the Financial Statements

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Onelife Health Products Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Onelife Health Products Inc. (A Development Stage Company) as of November 30, 2007 and November 30, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended November 30, 2007 and November 30, 2006 and since inception on February 17, 2006 through November 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onelife Health Products Inc. (A Development Stage Company) as of November 30, 2007 and November 30, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended November 30, 2007 and November 30, 2006 and since inception on February 17, 2006 through November 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has net losses of $67,933 since inception on February 17, 2006, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 6, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

CROWN OIL AND GAS INC.
(Formerly ONELIFE HEALTH PRODUCTS INC.)
(A Development Stage Company)

BALANCE SHEETS

	November 30,	November 30,
	2007	2006

ASSETS

Current assets
Cash and bank accounts	$3,724	$27,763
Inventory (Note 4)	-	5,582

Total current assets	3,724	33,345

Website, net of accumulated amortization (Note 8)	-	14,568
Rental deposit	350	350

Total assets	$4,074	$48,263

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$244	$1,730

Due to officer and director (Note 6)	16,763	2,902

Total current liabilities	17,007	4,632

Stockholders’ equity (Note 5, 6)

Authorized:
25,000,000 common shares
Par value $0.001

Issued and outstanding:
6,000,000 common shares	6,000	6,000
Additional paid-in capital	49,000	49,000
Deficit accumulated during the development stage	(67,933)	(11,369)

Total stockholders’ equity	(12,933)	43,631

Total liabilities and stockholders' equity	$4,074	$48,263

The accompanying notes are an integral part of these financial statements.

CROWN OIL AND GAS INC.
(Formerly ONELIFE HEALTH PRODUCTS INC.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative
			Amounts From
		Date of	Date of
		Incorporation	Incorporation
	Year	on February,17	on February 17,
	Ended	2006 to	2006 to
	November 30,	November 30,	November 30,
	2007	2006	2007

REVENUE	$882	$-	$882
COST OF SALES	190	-	190

GROSS PROFIT	692	-	692

OPERATING EXPENSES
Amortization	4,992	416	5.408
General & Administrative	24,496	8,038	23,534
Marketing	1,520	1,568	3,088
Organization	-	1,475	1,475
Professional fees	11,175	-	11,175
	42,183	11,497	53,680

(Loss) from operations	(41,491)	(11,497)	(52,988)

Write-down of inventory	5,497	-	5,497
Write-down of website	9,576	-	9,576
Interest income	-	128	128

(Loss) before income taxes	(56,564)	(11,369)	(67,933)

Provision for income taxes	-	-	-

Net (loss)	$(56,564)	$(11,369)	$(67,933)

Basic and diluted loss per
Common share (1)	($0.01)

Weighted average number
of common shares
outstanding (Note 5)	6,000,000	5,300,733
(1) less than $0.01

The accompanying notes are an integral part of these financial statements.

CROWN OIL AND GAS INC.
(Formerly ONELIFE HEALTH PRODUCTS INC.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
			Paid in	Development	Stockholders
	Shares	Amount	Capital	Stage	'
					Equity

Inception, February 17, 2006	-	$-	$-	$-	$-

Initial capitalization, sale of
common stock to Directors on
February 17, 2006	5,000,000	5,000			5,000
Private placement closed July 31,
2006	1,000,000	1,000	49,000		50,000
Net loss for the period	-	-	-	(11,369)	(11,369)
Balance November 30, 2006	6,000,000	6,000	49,000	(11,369)	$43,631
Net loss for the year	-	-	-	56,564)	(56,564)

Balance November 30, 2007	6,000,000	6,000	49,000	$(67,933)	$(12,933)

The accompanying notes are an integral part of these financial statements.

CROWN OIL AND GAS INC.
(Formerly ONELIFE HEALTH PRODUCTS INC.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative
			Amounts
			From
		Date of	Date of
		Incorporation	Incorporation
	Year	on February	on February
	Ended	17, 2006 to	17, 2006 to
	November 30,	November 30,	November 30,
	2007	2006	2007

OPERATING ACTIVITIES
Net loss for the period	$(56,564)	$(11,369)	$(67,933)
Adjustments To Reconcile Net Loss To Net Cash Used By
Operating Activities
Amortization expense	4,992	416	5,408
Write-down of inventory	5,497	-	5,497
Write-down of website	9,576	-	9,576
Decrease, inventory	85	(5,582)	(5,497)
Increase, rental deposit	-	(350)	(350)
Increase (Decrease), accounts payable	(1,486)	1,730	244

Net cash used in operating activities	(37,900)	(15,155)	(52,965)

INVESTING ACTIVITIES
Website	-	(14,984)	(14,984)

Net cash used in investing activities	-	(14,984)	(14,984)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	55,000	55,000
Increase, due to officer and director	13,861	2,902	16,673

Net cash provided by financing activities	13,861	57,902	71,673

Increase in cash during the period	(24,039)	27,763	3,724

Cash, beginning of the period	27,763	-	-

Cash, end of the period	$3,724	$27,763	$27,763

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CROWN OIL AND GAS INC.
(Formerly ONELIFE HEALTH PRODUCTS INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

November 30, 2007

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on February 17, 2006. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included capital formation, organization, target market identification, new product development and marketing plans. Management is planning to market and sell a herbal dietary supplement product that it developed.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company’s only significant assets at November 30, 2007 are cash and finished goods inventory. The relevant accounting policies and procedures are listed below. The company has adopted a November 30 year end.

Accounting Basis

The basis is generally accepted accounting principles.

Earnings per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective its inception.

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

CROWN OIL AND GAS INC.
(Formerly ONELIFE HEALTH PRODUCTS INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

November 30, 2007

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

CROWN OIL AND GAS INC.
(Formerly ONELIFE HEALTH PRODUCTS INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

November 30, 2007

NOTE 2. (continued)

Inventory

Inventory is stated at the lower of cost (determined by the first-in, first-out method) or market. See Note 4.

Website Costs

Website costs consist of software development costs, which represent capitalized costs of design, configuration, coding, installation and testing of the Company’s website up to its initial implementation. Upon implementation in November 2006, the asset is being amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. See Note 8.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to November 30, 2007 of $67,933 (2006: $11,369). This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. INVENTORY

Inventory consists solely of finished goods.

CROWN OIL AND GAS INC.
(Formerly ONELIFE HEALTH PRODUCTS INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

November 30, 2007

NOTE 5. STOCKHOLDERS’ EQUITY

Authorized

The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Issued and Outstanding

On February 17, 2006 (inception), the Company issued 5,000,000 shares of its common stock to its Directors for cash of $5,000. See Note 6.

On July 31, 2006, the Company closed a private placement for 1,000,000 common shares at a price of $0.05 per share, or an aggregate of $50,000. The Company accepted subscriptions from 35 offshore non-affiliated investors.

As at November 30, 2007, there are no warrants or options outstanding.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company's neither owns nor leases any real or personal property. The Company’s Directors provides office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On February 17, 2006 (inception), the Company issued 5,000,000 shares of its common stock to its Directors for cash of $5,000. See Note 5.

The amount due to an officer and director of $16,763 (2006: $2,902) is for reimbursable expenses incurred by the company and paid directly by the President and CEO. The amount is unsecured and does not have any repayment terms or bear any interest. The company plans on paying the amount within the 2008 fiscal year.

CROWN OIL AND GAS INC.
(Formerly ONELIFE HEALTH PRODUCTS INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

November 30, 2007

NOTE 7. INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management has deemed that a valuation account should be established for the deferred tax asset.

The components of the provision for income taxes were as follows.

	Year	Period
	ended	ended
	11/30/07	11/30/06

Current Taxes
US Federal	$-	$-
US State and Local	-	-
International	-	-

Total Current Taxes	-	-
Change in Deferred Taxes (Benefits)	8,484	1,705
Valuation Account	(8,484)	(1,705)

Provision for income taxes	-	-

CROWN OIL AND GAS INC.
(Formerly ONELIFE HEALTH PRODUCTS INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

November 30, 2007

NOTE 7. INCOME TAXES (continued)

The reconciliation of the statutory federal income tax rate and the actual rate is as follows.

	Year	Period
	ended	ended
	11/30/07	11/30/06

Federal statutory rate	35%	35%
Reduction based upon income	20%	20%

Effective Rate	15%	15%

The components of the deferred tax assets and liabilities were as follow.

	11/30/07	11/30/06

Deferred income tax assets:

Net Operating Loss	$10,190	$8,484

Deferred Income Tax Assets	10,190	8,484

Net Deferred Income Tax Assets (Liabilities)	10,190	8,484
Less: valuation allowance	(10,190)	(8,484)

Deferred Income Tax Asset	$-	$-

Reported as the following.

Current Deferred Tax Assets	$-	$-
Long-term Deferred Tax Assets	-	-

Net Deferred Income Tax Assets	$-	$-

CROWN OIL AND GAS INC.
(Formerly ONELIFE HEALTH PRODUCTS INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

November 30, 2007

NOTE 7. INCOME TAXES (continued)

Deferred income taxes balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at the enacted rates expected to be in effect when taxes are actually paid or recovered. We have not provided deferred tax assets or liabilities for differences which are permanent in nature and will never be recovered.

Net Operating Loss Carry Forward

The Company has a Net Operating Loss carry forward for federal income tax purposes. Net Operating Losses may be carried forward for twenty (20) years and applied against operating income. The components of the Net Operating Loss are as follows.

Year ended	Amount	Year
November 30,	not Used	Expires

2006	$11,369	2026

2007	56,564	2027

Total Net Operating Loss	$67,933

Should a change of ownership occur, net operating loss carry forwards for federal income tax reporting purposes would be subject to annual limitations.

NOTE 8. WEBSITE

					Net book	Net book
			Accumulated	Write-	value –	value -
	Cost		Amortization	down	2007	2006

Website costs	$14,984	$	(5,408)	$(9,576)	$-	$14,568

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

During the year-ended November 30, 2007, the website was written down to nil.

NOTE 9. OPERATING LEASES AND OTHER COMMITMENTS:

The Company currently has no operating lease commitments or any other commitments.

Item 8.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.        Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of November 30, 2007, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Item 8B.        Other Information

None.

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at February 22, 2008, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our company	Age	Date First Elected or Appointed
John Hiner	President, Secretary, Treasurer and Director	60	January 3, 2008

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

John Hiner, President, Secretary, Treasurer and Director

Mr. Hiner became a director, president, secretary and treasurer of our company on January 3, 2008.

Mr. Hiner has been involved in the mining industry for over 30 years. Mr. Hiner has acted as president, chief executive officer and a director of Geocom Resources Inc. (OTCBB:GOCM) since April, 2003. From 2000 to 2003 Mr. Hiner operated JEHCORP Inc., a consulting firm to the mining industry. Prior to this, Mr. Hiner was the vice president of Champion Resources. Mr. Hiner is also a director of Villanova Capital Corp., a TSX Venture Exchange capital pool corporation.

Mr. Hiner holds a B.Sc. in geology from San Diego State University awarded in 1972, and a M.S. in geology from the Mackay School of Mines, University of Nevada-Reno, awarded in 1978.

Committees of the Board

We currently do not have a standing Audit Committee, Nominating and Corporate Governance Committee or Compensation Committee.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers, or control persons have not been involved in any of the following events during the past five years:

(i)	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(ii)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(iii)

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(iv)

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to: Crown Oil and Gas Inc., 800 – 5th Avenue, Suite 4100, Seattle, Washington 98104.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

We believe that our entire board of directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
John Hiner(1)	1(4)	1	Nil
Dan McFarland(2)	2(4)(5)	1	Nil
Rakesh Chehil(3)	2(4)(5)	2	Nil

(1)	Mr. Hiner was elected as a director and appointed president, secretary and treasurer on January 3, 2008

(2)	Mr. McFarland resigned as a director, president, chief executive officer and chairman on January 3, 2008

(3)	Mr. Chehil resigned as director, chief financial officer, secretary and treasurer on January 3, 2008

(4)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership.

(5)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement in Changes of Beneficial Ownership.

Item 10.         Executive Compensation.

The particulars of compensation paid to the following persons:

(i)	our principal executive officer;

(ii)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended November 30, 2007 who had total compensation exceeding $100,000; and

(iii)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended November 30, 2007 and 2006 , are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
John Hiner(1) President, Secretary and Treasurer	2007 2006	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Dan McFarland(2) former President, Chief Executive Officer and Chairman	2007 2006	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil
Rakesh Chehil(3) former Chief Financial Officer, Secretary and Treasurer	2007 2006	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil

(1)	Mr. Hiner was appointed President, Secretary and Treasurer on January 3, 2008.

(2)	Mr. McFarland resigned as President, Chief Executive Officer and Chairman on January 3, 2008.

(3)	Mr. Chehil resigned as Chief Financial Officer, Secretary and Treasurer on January 3, 2008.

Outstanding Equity Awards at Fiscal Year-End

No equity awards were outstanding as of the year ended November 30 2007.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to November 30, 2007.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

As of February 22, 2008, there were 108,000,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of February 22, 2008 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
John Hiner 114 West Magnolia Street Bellingham, WA 98225	89,100,000 common shares	82.5%
Directors and Executive Officers as a group	89,100,000 common shares	82.5%

(1)

Based on 108,000,000 shares of common stock issued and outstanding as of February 22, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.         Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Item 13.         Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to the Company’s SB-2 Registration Statement filed February 5, 2007).

3.2	Bylaws (incorporated by reference to the Company’s SB-2 Registration Statement filed February 5, 2007).

3.3	Certificate of Merger filed with the Nevada Secretary of State and effective on January 15, 2008 (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2008).

3.4	Certificate of Change filed with the Nevada Secretary of State, effective on January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008).

(10)	Material Contracts

10.1

Form of Subscription Agreement used between our company and the 35 non affiliated shareholders who purchased 1,000,000 common shares at $0.05 per share (incorporated by reference to the Company’s SB-2 Registration Statement filed February 5, 2007).

(14)	Code of Ethics

14.1*	Code of Ethics and Business Conduct for Directors, Senior Officers and Employees of Crown Oil and Gas Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification of John Hiner.

(32)	Section 906 Certification

32.1*	Section 906 Certification of John Hiner.

________
* Filed herewith

Item 14.         Principal Accountant Fees and Services

The following table sets forth the fees billed to our company for professional services rendered by our company's independent registered public accounting firm, for the years ended November 30, 2007 and November 30, 2006:

Services	2007	2006
Audit fees	$ 5,000	$ Nil
Audit Related Fees	$ Nil	$ Nil
Tax fees	$ Nil	$ Nil
All other fees	$ Nil	$ Nil
Total fees	$ 5,000	$ Nil

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Moore & Associates, Chartered Accountants for the fiscal years ended November 30, 2007 and November 30, 2006 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use Moore & Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Moore & Associates to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Moore & Associates is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

(i)	approved by our audit committee (the functions of which are performed by our entire board of directors); or

(ii)

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by Moore & Associates and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Moore & Associates’ independence.

[Remainder of page intentionally left blank; signature page to follow]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN OIL AND GAS INC.

By: /s/ John Hiner
       John Hiner
       President, Secretary, Treasurer and Director
       (Principal Executive Officer, Principal Financial Officer
       and Principal Accounting Officer)
       March 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John Hiner
       John Hiner
       President, Secretary, Treasurer and Director
       (Principal Executive Officer, Principal Financial Officer
       and Principal Accounting Officer)
       March 15, 2008