Form 10QSB
period 2008-02-29
Crown Oil & Gas Inc.
filed 2008-04-17
CIK 1388748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 29, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission file number: 000-52750

CROWN OIL AND GAS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0495144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 – 5th Avenue, Suite 4100, Seattle, Washington 98104
(Address of principal executive offices)

(206) 224-7975
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,050,000 shares of our common stock issued and outstanding as of April 14, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(A Development Stage Company)
Financial Statements
February 29, 2008

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(A Development Stage Company)
Balance Sheets

	February 29,	November 30,
	2008	2007
	(unaudited)
Assets
Current:
Cash	$692	$3,724
Total Current Assets	692	3,724
Rental deposit	350	350
Total assets	$1,042	$4,074

Liabilities
Accounts payable	$1,644	$244
Due to stockholder (Note 3)	40,264	16,763
Total liabilities	41,908	17,007
Stockholders` Equity
Capital stock authorized –
25,000,000 common shares with a par value of $0.001
Capital stock issued and outstanding –
6,000,000 common shares	6,000	6,000
Additional paid in capital	49,000	49,000
Deficit accumulated during the development stage	(95,866)	(67,933)
Total Stockholders’ Deficit	(40,866)	(12,933)
Total Liabilities and Stockholders’ Deficit	$1,042	$4.074

The accompanying notes are an integral part of these financial statements

4

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(A Development Stage Company)
Statements of Operations

					Period from
		Three		Three	Inception
		Months		Months	(February 17, 2006)
		February 29,		February 29,	to
		2008		2007	February 29, 2008
Net sales		$-		$167	$882
Cost of sales		-		48	190
Gross profit		-		119	692
Amortization		-		1,248	5,408
General and administrative		27,933		8,653	75,257
(Loss) from operations		27,933		9,901	80,665
Write-down of inventory		-		-	5,497
Write-down of website		-		-	9,576
Interest income		-		-	128
Net loss for the period		$27,933		$9,782	$95,866
Loss per share	$	(a)	$	(a)
Weighted average shares outstanding		6,000,000		6,000,000

(a) = Less than $0.01 per share

The accompanying notes are an integral part of these financial statements

5

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(A Development Stage Company)
Statements of Cash Flows

				Period from
	Three		Three	Inception
	Months		Months	(February 17, 2006)
	February 29,		February 29,	to
	2008		2007	February 29, 2008

Operating Activities
Net loss	$(27,933)	$	(1,230)	$(95,866)
Amortization expense	-		-	5,408
Write down of inventory	-		-	5,497
Write down of website	-		-	9,576
Decrease in inventory	-		-	(5,497)
Increase in deposit	-		-	(350)
Increase in accounts payable	1,400		-	1,644
Increase in amount due to stockholder	23,501		1,230	40,264
Cash from operating activities	(3,032)		-	(39,324)

Investing Activity
Website	-		-	(14,984)

Financing Activities
Cash from sale of stock	-		10,000	55,000
Subscriptions receivable	-		(10,000)	-
Cash from financing activity	-		-	30,000

Increase in cash	(3,032)		-	692
Cash, opening	3,724		-	-

Cash, closing	$692		$-	$692

Cash paid for:

Interest	$-		$-	$-
Income taxes	$-		$-	$-

Non-cash activities:

Stock issued for services	$-		$-	$-
Stock issued for accounts payable	$-		$-	$-
Stock issued for notes payable and interest	$-		$-	$-
Stock issued for convertible debentures and interest	$-		$-	$-
Convertible debentures issued for services	$-		$-	$-
Warrants issued	$-		$-	$-
Stock issued for penalty on default of convertible debenture	$-		$-	$-
Note payable issued for finance charges	$-		$-	$-
Forgiveness of note payable and accrued interest	$-		$-	$-

The accompanying notes are an integral part of these financial statements

6

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(A Development Stage Company)
Statement of Stockholders`Deficit
For the period from inception on February 19, 2006
Through February 29, 2008

	Common Shares		Additional		Total
	Issued		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, February 17, 2006 (date of inception)	-	$-	$-	$-	$-
Shares issued to founder on June 12, 2006	5,000,000	5,000	-	-	5,000
Private placement	1,000,000	1,000	49,000	-	50,000
Net loss	-	-	-	(11,369)	(11,369)
Balance, November 30, 2006	6,000,000	6,000	49,000	(11,369)	43,631

Net loss	-	-	-	(56,564)	(56,564)

Balance, November 30, 2007	6,000,000	6,000	49,000	(67,933)	(12.933)
Net loss	-	-	-	(27,933)	(27,933)

Balance, February 29, 2008	6,000,000	$6,000	$49,000	$(95,866)	$40,866

The accompanying notes are an integral part of these financial statements

7

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(A Development Stage Company)
Notes to Financial Statements
February 29, 2008

Note 1 – Nature of Operations

The Company was originally incorporated under the laws of of the state of Nevada on February 17, 2006. The Company has limited operations and, in accordance with SFAS #7, is considered a development stage company , and has limited operations to date.

Note 2 – Significant Accounting Policies

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Financial Instrument

The Company's financial instrument consists of amount due to stockholder.

The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

8

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(A Development Stage Company)
Notes to Financial Statements
February 29, 2008

Note 2 – Significant Accounting Policies (continued)

Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

Net Income Per Common Share

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Note 3 – Due to stockholder

Amount due to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

Note 4 – Capital stock

Common Shares - Authorized

The company has 50,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares – Issued and Outstanding

During the year, the company issued 6,000,000 common shares at a par value. As at February 29, 2008, the company has no warrants or options outstanding.

9

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(A Development Stage Company)
Notes to Financial Statements
February 29, 2008

Note 5 – Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $21,090, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $95,866.

Note 6 – Related Party Transaction

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

Note 7 – Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $95,866 as of February 29, 2008. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made and we undertake no obligation to update forward-looking statements should these beliefs, estimates and opinions or other circumstances change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (the “US GAAP”).

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this quarterly report, the terms "we", "us", "our" and “Issuer” mean “Crown Oil and Gas Inc.”, unless the context clearly requires otherwise.

Corporate Organization and Structure

We were incorporated on February 17, 2006 in the State of Nevada under the name “OneLife Health Products Inc.”. Our authorized capital consisted of 50,000,000 shares of common stock (the “Common Shares”) with a par value of $0.001 per Common Share.

Our principal executive offices are located at 800 – 5th Avenue, Suite 4100, Seattle, Washington, United States 98104. Our telephone number is (206) 224-7975.

Our Common Shares are traded on the over-the-counter market and quoted on the over-the-counter bulletin board (the “OTCBB”) under the symbol “CWOI”. On March 20, 2008, the closing price for our Common Shares as reported on the OTCBB was $1.25. There have been no trades in our Common Shares since March 20, 2008.

On January 3, 2007, Dan McFarlane resigned from his offices as President (Principal Executive Officer), Chief Executive Officer and director of our company and Rakesh Chehil resigned from his offices as Chief Financial Officer, Secretary, Treasurer (Principal Accounting Officer) and director of our company. On January 3, 2007,

John Hiner was appointed as President (Principal Executive Officer), Secretary, Treasure and director of our company.

On January 31, 2008, we effected a stock split on a eighteen to one basis to increase our authorized capital from 50,000,000 Common Shares with a par value of $0.001 per Common Share to 900,000,000 Common Shares with a par value of $0.001 per Common Share.

On January 15, 2008, we completed a merger with our wholly-owned subsidiary, Crown Oil and Gas Inc., a Nevada corporation. Pursuant to the merger, we changed our name from “OneLife Health Products Inc.” to “Crown Oil and Gas Inc.” to better reflect the anticipated future business of our company. We do not have any subsidiaries.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Business of Issuer

Since our incorporation we have been in the business of production, sale and distribution of quality herbal supplements to end use consumers via the Internet. As our operations have not been sufficiently profitable and our future prospects for our business are not good, our company’s management has closed our herbal supplement operations and are currently concentrating their efforts on pursuing a change of business in the oil and gas industry.

As of the date of this quarterly report, we have entered into negotiations with prospective business entities but have not entered into any formal written agreements for a business opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission (the “SEC”).

Currently, we are seeking business opportunities with established business entities; we may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital to expand their business development or for other corporate purposes.

In implementing a structure for a particular business opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officers and directors will, as part of the terms of the transaction, resign and be replaced by one or more of new officers and directors.

We anticipate that any new acquisition of business opportunities by our company will require additional financing. However, there can be no assurance that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

The search for and analysis of new business opportunities is being undertaken by John Hiner, our President (Principal Executive Officer), Secretary, Treasurer (Principal Accounting Officer) and director, who is not a professional business analyst. In seeking or analyzing prospective business opportunities, Mr. Hiner may utilize the services of outside consultants or advisors.

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

In addition, we have not been successful in raising the funding necessary to proceed with our business plan. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our business may fail and our stockholders may lose some or all of their investment.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto included in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report.

Plan of Operation

Over the next twelve months ending February 28, 2009, we will be seeking business opportunities with established business entities; we may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital to expand their business development or for other corporate purposes.

We anticipate that any new acquisition of business opportunities by our company will require additional financing and we will likely have to raise additional funds through private placements of our equity securities and/or debt financing. However, there can be no assurance that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Cash Requirements

Over the next twelve months ending February 28, 2009, that we will have to raise any additional monies through private placements of our equity securities and/or debt financing in order that we may fund the identification and evaluation of a suitable business opportunity. We believe we have sufficient cash to satisfy our cash requirements for 3 months.

Results of Operations

Summary of Quarter Results	Period Ended February 29
	2008	2007
Expenses	$27,933	$9,782
Income	$Nil	$ 167
Net Loss for the Period	$(27,933)	$(9,782)

Revenue

We have not had revenue from inception, and do not anticipate earning revenues unless and until we acquire a new business opportunity.

Expenses	Period Ended February 29
	2008	2007
Amortization	$ Nil	$ 1,248
General and administrative	$ 27,933	$ 8,653
Net Loss for the Period	$(27,933)	$(9,782)

Total expenses during the period ended February 29, 2008 increased (or decreased) as compared to the comparative period in 2007 due to an increase in general and administrative fees. \

Liquidity and Financial Condition

Working Capital	As at February 29,	November 30,
	2008	2007
Current assets	$ 692	$ 3,724
Current liabilities	$41,908	$17,007
Working capital	$(41,216)	$(13,283)

Cash Flows	Period Ended February 29
	2008	2007
Cash Flows from Operating Activities	$(3,032)	$Nil
Cash Flows from Financing Activities	$Nil	$Nil
Net Increase (Decrease) in Cash Flows	$(3,032)	$Nil

Future Financing

At February 29, 2008 we had $692 in cash. Over the next twelve months ending February 28, 2009, we will have to raise any additional monies through private placements of our equity securities and/or debt financing in order that we may fund the identification and evaluation of a suitable business opportunity. We believe we have sufficient cash to satisfy our cash requirements for 3 months.

On March 17, 2008, we closed a private placement of 5,050,000 units at a price of $1 per unit, raising gross proceeds of $5,050,000. Each unit consists of one Common Share and one common share purchase warrant exercisable at $1.50 per Common Share during the first year after the closing of the offering and at $2 per Common Share during the second year after the closing of the offering.

Management believes that our cash and cash equivalents, together with cash provided by operating activities, if any, will be sufficient to meet our total estimated operating expenses for the next twelve months ending February 28, 2009. We plan to raise additional capital required to satisfy cash shortfall, if any, through the private placement of our equity securities. There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern

The unaudited financial statements accompanying this quarterly report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.

Our company has not generated revenues since inception and we do not anticipate that we will derive any revenues from operations unless and until we acquire a new business opportunity. There is no assurance that we will acquire a new business opportunity and that, even if we are successful in doing so, there is no assurance that we will be able to operate profitably. In addition, we have never paid any dividends and is unlikely to pay any dividends in the immediate or foreseeable future.

As at February 29, 2008, our company has had accumulated losses of $95,866 while our cash on hand was approximately $692. We may need to obtain additional financing in the future to satisfy cash shortfall, if any, for the next twelve months ending February 28, 2009.

Due to the uncertainty of our ability to meet our current operating expenses and other anticipated expenses noted above, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their report on the audited financial statements for the fiscal year ended November 30, 2007, Our audited financial statements contain additional note disclosures describing the circumstances that lead to such disclosure by our independent auditors.

The continuation of our company as a going concern is dependent upon the continued financial support from our stockholders, the ability of our company to obtain necessary equity financing to achieve its operating objectives and the attainment of profitable operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming such loans are available, will increase our liabilities and future cash commitments.

There is no assurances that we will be able to either (a) achieve a level of revenues adequate to generate sufficient cash flow from operations, or (b) obtain additional financing through private placements, public offerings and/or bank financings necessary to support our working capital requirements. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There is no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

As of the date of this quarterly report, we have entered into negotiations with prospective business entities but have not entered into any formal written agreements for a business opportunity.

Purchase of Significant Plant and Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending February 28, 2009.

Employees

Currently, our only employee is John Hiner, our President (Principal Executive Officer), Secretary, Treasurer (Principal Accounting Officer) and director. We do not anticipate any significant changes in the number of employees during the next twelve months ending February 28, 2009.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Our principal capital resources have been acquired through the subscription and issuance of our Common Shares. Occasionally, we have also used stockholder loans and advances from related parties.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for a company beginning in the first quarter of fiscal year ending in 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN. 48”). FIN. 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold, and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN. 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN. 48 is effective for fiscal years beginning after December 15,

2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

Application of Critical Accounting Estimates

Our financial statements have been prepared in accordance with the US GAAP. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

Our financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies as disclosed in the notes to our audited financial statements for the fiscal year ended November 30, 2007.

Risk Factors

An investment in our Common Shares involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information herein when evaluating our business. Our business, operating results and financial condition could be seriously harmed and you could lose all or part of your investment in our Common Shares due to any of the following risks.

Risks Associated with our Business

Scarcity of and competition for business opportunities and combinations place our company at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

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

We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we may not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our Common Shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future stockholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

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

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

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

We have not generated any revenues since January 3, 2008 and do not anticipate generating any additional revenues until we acquire a business opportunity or complete a business combination. As of February 29, 2008, we have net loss of $95,866 and a working capital deficit of $41,216. Our ability to generate any further revenues is uncertain.

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

Although we have entered into negotiations with prospective business entities, we have not entered into any formal written agreements for a business combination or opportunity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favourable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

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

A business combination or acquisition of a business opportunity involving the issuance of our Common Shares may result in new or incoming stockholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the Common Shares in the capital of our company that they hold or resign as members of our board of directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in, or elimination of, their participation in the future affairs of our company.

Reduction of percentage share ownership following a business combination may result in a change in our control and/or management.

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private company, which, in all likelihood, would result in us issuing Common Shares to stockholders of such private company. Issuing previously authorized and unissued Common Shares in our capital will reduce the percentage of Common Shares owned by present and prospective stockholders and may result in a change in our control and/or management.

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

Risks Associated with our Common Shares

Because we do not intend to pay any dividends on our Common Shares, investors seeking dividend income or liquidity should not purchase our Common Shares.

We have not declared or paid any dividends on our Common Shares since inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors seeking dividend income or liquidity should not invest in our Common Shares.

Because we can issue additional shares of Common Shares, purchasers of our Common Shares may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 900,000,000 Common Shares, of which 11,050,000 Common Shares are issued and outstanding. Our board of directors has the authority to cause the issuance of additional Common Shares and to determine the rights, preferences and privilege of such Common Shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our Common Shares in the future.

A decline in the price of our Common Share could affect our ability to raise further working capital, may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our Common Shares could result in a reduction in the liquidity of our Common Shares and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our Common Shares could be detrimental to our liquidity and our operations; the decline may cause investors to not choose to invest in our Common Shares. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. Also, we might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our Common Shares and we may be forced to go out of business.

Trading of our Common Shares may be restricted by the Sac’s penny stock regulations, which may limit a stockholder's ability to buy and sell our Common Shares.

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000, or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our Common Shares.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (the “FINRA”), formerly the National Association of Securities Dealers, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Shares, which may limit your ability to buy and sell our Common Shares and have an adverse effect on the market for our Common Shares.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of February 29, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our company’s President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) have concluded that, as of February 29, 2008, our company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our company’s management, with the participation of our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer), is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized, identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of February 29, 2008, our company’s President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) conclude that our company’s system of internal controls is adequate and comparable to those of issuers of a similar size and nature.

This quarterly report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this quarterly report.

There were no significant changes to our company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our directors, officers, affiliates, owner of record or beneficially of more than 5% of our voting securities or security holder is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2008, we closed a private placement of 5,050,000 units at a price of $1 per unit, raising gross proceeds of $5,050,000. Each unit consists of one Common Share and one common share purchase warrant exercisable at $1.50 per Common Share during the first year after the closing of the offering and at $2 per Common Share during the second year after the closing of the offering.

The units were issued to ten non-U.S. persons, as that term is defined in Regulation S under the Securities Act, in an off-shore transaction. In issuing these units, we relied on Regulation S and/or Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to the Company’s SB-2 Registration Statement filed February 5, 2007).
3.2	Bylaws (incorporated by reference to the Company’s SB-2 Registration Statement filed February 5, 2007).
3.3	Certificate of Merger filed with the Nevada Secretary of State and effective on January 15, 2008 (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2008).
3.4	Certificate of Change filed with the Nevada Secretary of State, effective on January 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2008).
(10)	Material Contracts
10.1	Form of Subscription Agreement used between our company and the 35 non affiliated stockholders who purchased 1,000,000 common shares at $0.05 per Common Share (incorporated by reference to our SB-2 Registration Statement filed February 5, 2007).
10.2	Form of Subscription Agreement used between our company and the ten investors who purchased 5,050,000 units at $1 per unit (incorporated by reference to our Current Report on Form 8-K filed on March 20, 2008).
(31)	Section 302 Certifications
31.1*	Section 302 Certification of John Hiner.
(32)	Section 906 Certification
32.1*	Section 906 Certification of John Hiner.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN OIL AND GAS INC.

By:	/s/ John Hiner
Name: John Hiner
Title: President (Principal Executive
Officer), Secretary, Treasurer (Principal
Accounting Officer and Director

DATED: April 14, 2008