Form 10QSB
period 2008-05-31
Crown Oil & Gas Inc.
filed 2008-07-21
CIK 1388748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-52750

CROWN OIL AND GAS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0495144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 – 5th Avenue, Suite 4100, Seattle, Washington 98104
(Address of principal executive offices)

(206) 224-7975
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ]  No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 113,050,000 shares of our common stock issued and outstanding as of July 15, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x ]

PART I.           FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(A Development Stage Company)
Financial Statements
May 31, 2008

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Condensed Balance Sheets
May 31, 2008

	May 31,	November 30,
	2008	2007
	(unaudited)	(audited)

Assets
Current:
Cash	$84,013	$3,724
Deposits	350	350

Total current assets	84,363	4,074

Non-current:
Interest receivable	135,981	-
Loan receivable	4,919,872	-

Total non-current assets	5,055,853	350

Total assets	$5,140,216	$4,074

Liabilities
Accounts payable	$14,356	$244
Due to stockholder	33,351	16,763

Total liabilities	47,707	17,007

Stockholders` Equity

Capital stock authorized –
900,000,000 common shares with a par value of $0.001
Capital stock issued and outstanding –
113,050,000 and 108,000,000 common shares respectively	113,050	108,000
Additional paid in capital	4,991,950	(53,000)
Deficit accumulated during the exploration stage	(12,491)	(67,933)

Total Stockholders’ Equity	5,092,509	(12,933)

Total Liabilities and Stockholders’ Equity	$5,140,216	$4.074

The accompanying notes are an integral part of these financial statements

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Condensed Statements of Operations
For the three and six months ended May 31, 2008 and 2007 and the period from inception (February 17, 2006) to May 31, 2008

		Three		Three		Six		Six	Period from
		Months		Months		Months		Months	Inception
		Ended		Ended		Ended		Ended	(February 17, 2006)
		May 31,		May 31,		May31,		May 31,	to
		2008		2007		2008		2007	May 31, 2008

Net sales		$-		$578		-		$745	$882
Cost of sales		-		122		-		170	190

Gross profit		-		456		-		575	692

Amortization		-		1,248		-		2,496	5,408
Investor relations				-		2,200		-	2,200
Management fees				-		12,500		-	12,500
Office and miscellaneous		3,568		12,159		8,945		19,611	32,479
Organization		-		-		-		-	1,475
Professional fees		24,365		-		56,894		-	77,069
Marketing and selling		-		319		-		1,520	3,088

		27,933		13,726		80,539		23,627	134,219

Loss from operations		(27,933)		(13,270)		(80,539)		(23,052)	(133,527)

Write-down of inventory		-		-		-		-	5,497
Write-down of website		-		-		-		-	9,576
Interest income		135,981		-		135,981		-	136,109

Income (Loss) before income taxes		108,048		(13,270)		55,442		(23,052)	(12,491)

Income taxes		-		-		-		-	-

Net income (loss) for the period		$108,048		$(13,270)		$55,442		$(23,052)	$(12,491)

Weighted average shares outstanding		112,116,848		108,000,000		110,081,044		108,000,000

Loss per share	$	(a)	$	(a)	$	(a)	$	(a)

(a) = Less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Condensed Statements of Cash Flows
For the six months ended May 31, 2008 and 2007 and
the period February 17, 2006 (Date of inception) to May 31, 2008

				Period from
	Six		Six	Inception
	Months		Months	(February 17, 2006)
	May 31,		May 31,	to
	2008		2007	May 31, 2008

Operating Activities

Net loss	$55,442	$	(23,052)	$(12,491)
Amortization expense	-		2,496	5,408
Write down of inventory	-		-	5,497
Write down of website	-		-	9,576
Decrease in inventory	-		75	(5,497)
Increase in accounts receivable	-		(42)	-
Increase in deposit	-		-	(350)
Increase in accounts payable	14,112		1,629	14,356
Increase in amount due to stockholder	16,588		(1,139)	33,351
Cash from operating activities	86,142		(20,033)	49,850

Investing Activity

Website	-		-	(14,984)

Financing Activities

Cash from sale of stock	5,050,000		-	5,105,000
Increase in loan receivable	(5,055,853)		-	(5,055,853)
Subscriptions receivable	-		-	-
Cash from financing activity	(5,853)		-	49,147

Increase in cash	80,289		(20,033)	84,013
Cash, opening	3,724		27,763	-

Cash, closing	$84,013		$7,730	$84,013

The accompanying notes are an integral part of these financial statements

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Condensed Statements of Stockholders’ Equity
May 31, 2008

	Common Shares		Additional
	Issued		Paid In	Deficit	Total
	Shares	Amount	Capital

Balance, February 17, 2006 (date of inception)	-	$-	$-	$-	$-
Shares issued to founder on February 17, 2006	90,000,000	90,000	(85,000)	-	5,000
Private placement on July 31, 2006 @ $0.0027/share	18,000,000	18,000	32,000	-	50,000
Net loss	-	-	-	(11,369)	(11,369)
Balance, November 30, 2006	108,000,000	108,000	(53,000)	(11,369)	43,631

Net loss	-	-	-	(56,564)	(56,564)

Balance, November 30, 2007	108,000,000	108,000	(53,000)	(67,933)	(12.933)
Private placement on March 17, 2008 @ $1/share	5,050,000	5,050	5,044,950	-	5,050,000
Net income	-	-	-	55,442	55,442

Balance, May 31, 2008	113,050,000	$113,050	$4,991,950	$(12,491)	$5,092,509

The accompanying notes are an integral part of these financial statements

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2008

Note 1 – Nature of Operations

The Company was originally incorporated under the laws of the state of Nevada on February 17, 2006. The Company has limited operations and, in accordance with SFAS #7, is considered a development stage company, and has limited operations to date.

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $148,472 as of May 31, 2008. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2008

Note 2 – Significant Accounting Policies (continued)

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

Earnings (Loss) Per Common Share

Earnings (Loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Note 3 – Loan Receivable

The loan receivable bears interest at 12% per annum, is repayable on August 29, 2008 and is secured with assets of the borrower. During the period, the company has accrued $135,981 of interest related to this loan. The funds have been loaned a future subsidiary of the Company and have been used in exploration activities.

Note 4 – Due to stockholder

Amount due to stockholder is unsecured, non-interest bearing and has no specific terms of repayment. As of May 31, 2008 and November 30, 2007 amount due to stockholder was $33,351 and $16,763 respectively.

Note 5 – Capital stock

Common Shares - Authorized

The company has 900,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares – Issued and Outstanding

During the year, the company issued 113,050,000 common shares at par value.

On January 31, 2008, we effected a stock split on an eighteen to one basis to increase our authorized capital from 50,000,000 shares of common stock with a par value of $0.01 to 900,000,000 shares of common stock with a par value of $0.01.

On January 15, 2008, we completed a merger with our wholly owned subsidiary, Crown Oil and Gas, Inc., a Nevada corporation. Pursuant to the merger, we changed our name from “OneLife Health Products Inc.” to “Crown Oil and Gas Inc.” to better reflect the anticipated future business of our Company. We do not have any subsidiaries.

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2008

Note 6 – Income Taxes

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $32,664, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $148,472.

Note 7 – Related Party Transaction

The Company's neither owns nor leases any real or personal property. The Company's Directors provide office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On February 17, 2006 (inception), the Company issued 90,000,000 shares of its common stock to its Directors for cash of $5,000. See Note 5.

The amount due to an officer and director of $33,351 is for reimbursable expenses incurred by the company and paid directly by the President and CEO. The amount is unsecured and does not have any repayment terms or bear any interest. The amount was partially repaid during the quarter.

Note 8 – Going Concern

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

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2008

Note 9 – Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151- Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 - Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP04-2.

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2008

Note 9 – Recent Accounting Pronouncements (continued)

Statement No. 153- Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 – Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

SFAS NO. 155 Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140

This statement amends FASB Statements No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

SFAS NO. 156 Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140

This statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

SFAS NO. 157 Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning May 1, 2008.

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2008

Note 9 – Recent Accounting Pronouncements (continued)

SFAS NO. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R))

This statement improves the financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liabilities in its statement of financial positions and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

SFAS NO. 159 The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115

This statement permits entities to choose to measure many financial instruments and certain items at fair value. The objective is to improve the financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

SFAS No. 160 Non-controlling Interest in Consolidated Financial Statements-an amendment of ARB No. 51

This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also changes the way the consolidated income statement is presented for non-controlling interest. This statement improves comparability by eliminating diversity of methods. This statement also requires expanded disclosure.

SFAS No. 161

This statement is intended to enhance the disclosure requirements for derivative instruments and hedging activities as required by SFAS 133.

SFAS 162

This statement indentifies the sources of accounting principles and the framework for selecting the principles to by used in the preparation of financial statements for entities that are presented in conformity with generally accepted accounting principles in the United States, (the GAAP hierarchy).

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2008

Note 9 – Recent Accounting Pronouncements (continued)

FIN No. 48

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted.

Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. SAB No. 108.

The FASB has replaced SFAS No. 141 with a new statement on Business Combinations that changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “company” mean “Crown Oil and Gas Inc.”, unless the context clearly requires otherwise.

Corporate Organization and Structure

We were incorporated on February 17, 2006 in the State of Nevada under the name “OneLife Health Products Inc.”. Our authorized capital consisted of 900,000,000 shares of common stock with a par value of $0.001.

Our principal executive offices are located at 800 – 5th Avenue, Suite 4100, Seattle, Washington, United States 98104. Our telephone number is (206) 224-7975.

Our shares of common stock are traded on the over-the-counter market and quoted on the over-the-counter bulletin board under the symbol “CWOI”. On March 20, 2008, the closing price for our shares of common stock as reported on the OTCBB was $1.25. There have been no trades in our shares of common stock since March 20, 2008.

On January 3, 2007, Dan McFarland resigned from his offices as President (Principal Executive Officer), Chief Executive Officer and director of our company and Rakesh Chehil resigned from his offices as Chief Financial Officer, Secretary, Treasurer (Principal Accounting Officer) and director of our company. On January 3, 2007, John Hiner was appointed as President (Principal Executive Officer), Secretary, Treasure and director of our company.

On January 31, 2008, we effected a stock split on an eighteen to one basis to increase our authorized capital from 50,000,000 shares of common stock with a par value of $0.001 to 900,000,000 shares of common stock with a par value of $0.001.

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

Business of Our Company

Since our incorporation we have been in the business of production, sale and distribution of quality herbal supplements to consumers via the Internet. As our operations have not been sufficiently profitable and our future prospects for our business are not good, our company’s management has closed our herbal supplement operations and are currently concentrating their efforts on pursuing a change of business in the oil and gas industry.

Currently, we are seeking business opportunities with established business entities; we may seek a business opportunity with entities that have recently commenced operations, or entities that wish to utilize the public marketplace in order to raise additional capital to expand their business development or for other corporate purposes.

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

Due to management’s efforts, on May 28, 2008, we entered into a Letter of Intent with Langford Worldwide Corp., whereby we expressed our intent to purchase all of the issued and outstanding shares in the capital of Covenlina Holdings Ltd. and Bandberg Holdings Ltd., in consideration for a purchase price of $11,900,000, $6.9 million of which is intended to be paid in cash, with the remainder paid by the issuance of common shares for treasury at a deemed issue price of $1.00 per share. Covenlina Holdings and Bandberg Holdings are the holders of 51% and 49%, respectively, of the issued and outstanding shares in the capital of Crown Oil and Gas LLC and RosEuroNeft LLC, companies organized under the laws of the Russian Federation.

Crown Oil and Gas LLC is the sole shareholder of Attik LLC and Artstroy-XXI LLC, companies organized under the laws of the Russian Federation and which hold oil and gas exploration and development licenses for the Tereshkinsky (valid until September 2030) and Kikinsko-Gusikhinsky (valid until May 2030) areas, respectively, in Russia.

RosEuroNeft holds an option to acquire all of the outstanding shares of Attik-Neft LLC, a company organized under the laws of the Russian Federation and which holds an oil and gas exploration and development license for the Krasnoarmeisky-2 area (valid until August 2032) in Russia.

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

Plan of Operation

Over the next twelve months ending May 31, 2009, we will be seeking business opportunities with established business entities; we may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital to expand their business development or for other corporate purposes.

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

Cash Requirements

Over the next twelve months ending May 31, 2009, we will have to raise any additional monies through private placements of our equity securities and/or debt financing in order that we may fund the identification and evaluation of a suitable business opportunity. We believe we have sufficient cash to satisfy our cash requirements for 3 months.

Results of Operations

Summary of Period Results	Period Ended May 31
	2008	2007
Expenses	$ 80,539	$ 23,627
Income	$ NIL	$ 745
Net Income (Loss) for the Period	$ 55,442	$ (23,052)

Revenue

We have had revenue from inception of $882.

Expenses	Period Ended May 31
	2008	2007
Amortization	$NIL	$2,496
General and administrative	$8,945	$19,611
Net Income (Loss) for the Period	$55,442	$(23,052)

Total expenses during the period ended May 31, 2008 increased as compared to the comparative period in 2007 due to an increase in professional fees.

Liquidity and Financial Condition

Working Capital	As at May 31,	November 30,
	2008	2007
Current assets	$84,363	$ 4,074
Current liabilities	$47,707	$17,007
Working capital	$36,656	$(13,283)

Cash Flows	Period Ended May 31
	2008	2007
Cash Flows from (used in) Operating Activities	$86,142	$(20,033)
Cash Flows (used in) Financing Activities	$(5,853)	$NIL
Net Increase (Decrease) in Cash Flows	$80,289	$(20,033)

Future Financing

At May 31, 2008 we had $84,013 in cash. Over the next twelve months ending May 31, 2009, we will have to raise additional monies through private placements of our equity securities and/or debt financing in order that we may fund the identification and evaluation of a suitable business opportunity. We believe we have sufficient cash to satisfy our cash requirements for 3 months.

On March 17, 2008, we closed a private placement of 5,050,000 units at a price of $1 per unit, raising gross proceeds of $5,050,000. Each unit consists of one share of our common stock and one common share purchase warrant exercisable at $1.50 during the first year after the closing of the offering and at $2 during the second year after the closing of the offering.

Management believes that our cash and cash equivalents, together with cash provided by operating activities, if any, will be sufficient to meet our total estimated operating expenses for the next twelve months ending May 31, 2009. We plan to raise additional capital required to satisfy cash shortfall, if any, through the private placement of our equity securities. There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern

The unaudited financial statements accompanying this quarterly report have been prepared on a going concern basis, which implies that our company will continue to realize our assets and discharge our liabilities and commitments in the normal course of business.

Our company has not generated revenues since inception and we do not anticipate that we will derive any revenues from operations unless and until we acquire a new business opportunity. There is no assurance that we will acquire a new business opportunity and that, even if we are successful in doing so, there is no assurance that we will be able to operate profitably. In addition, we have never paid any dividends and we are unlikely to pay any dividends in the immediate or foreseeable future.

As at May 31, 2008, our company had accumulated losses of $12,491 while our cash on hand was approximately $84,013. We may need to obtain additional financing in the future to satisfy cash shortfall, if any, for the next twelve months ending May 31, 2009.

Due to the uncertainty of our ability to meet our current operating expenses and other anticipated expenses noted above, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their report on the audited financial statements for the fiscal year ended November 30, 2007. Our audited financial statements contain additional note disclosures describing the circumstances that lead to such disclosure by our independent auditors.

The continuation of our company as a going concern is dependent upon the continued financial support from our stockholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives and the attainment of profitable operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming such loans are available, will increase our liabilities and future cash commitments.

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

Purchase of Significant Plant and Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending May 31, 2009.

Employees

Currently, our only employee is John Hiner, our President (Principal Executive Officer), Secretary, Treasurer (Principal Accounting Officer) and director. We do not anticipate any significant changes in the number of employees during the next twelve months ending May 31, 2009.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Our principal capital resources have been acquired through the subscription and issuance of our shares of common stock. Occasionally, we have also used stockholder loans and advances from related parties.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

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

Application of Critical Accounting Estimates

Our financial statements have been prepared in accordance with the United States generally accepted accounting principles. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

Our financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies as disclosed in the notes to our audited financial statements for the fiscal year ended November 30, 2007.

Risk Factors

An investment in our shares of common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information herein when evaluating our business. Our business, operating results and financial condition could be seriously harmed and you could lose all or part of your investment in our shares of common stock due to any of the following risks.

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

We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we may not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our shares of common stock.

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

We have not generated any revenues since January 3, 2008 and do not anticipate generating any additional revenues until we acquire a business opportunity or complete a business combination. As of May 31, 2008, we have a net income of $55,442 and a working capital of $36,656. Our ability to generate any further revenues is uncertain.

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

In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity’s business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

Probable change in control and management may reduce or eliminate the participation of our present officers and directors in the future affairs of our company.

A business combination or acquisition of a business opportunity involving the issuance of our shares of common stock may result in new or incoming stockholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of shares of common stock that they hold or resign as members of our board of directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in, or elimination of, their participation in the future affairs of our company.

Reduction of percentage share ownership following a business combination may result in a change in our control and/or management.

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private company, which, in all likelihood, would result in us issuing shares of our common stock to stockholders of such private company. Issuing previously authorized and unissued shares of our common stock will reduce the percentage of shares of common stock owned by present and prospective stockholders and may result in a change in our control and/or management.

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

Risks Associated with our Shares of Common Stock

Because we do not intend to pay any dividends on our shares of common stock, investors seeking dividend income or liquidity should not purchase our shares of common stock.

We have not declared or paid any dividends on our shares of common stock since inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors seeking dividend income or liquidity should not invest in our shares of common stock.

Because we can issue additional shares of our common stock, purchasers of our shares of common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 900,000,000 shares of common stock, of which 113,050,000 shares of common stock are issued and outstanding. Our board of directors has the authority to cause the issuance of additional shares of our common stock and to determine the rights, preferences and privilege of such shares of our common stock, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our shares of common stock in the future.

A decline in the price of our shares of common stock could affect our ability to raise further working capital, may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our shares of common stock could result in a reduction in the liquidity of our shares of common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our shares of common stock could be detrimental to our liquidity and our operations; the decline may cause investors to not choose to invest in our shares of common stock. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. Also, we might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our shares of common stock and we may be forced to go out of business.

Trading of our shares of common stock may be restricted by the Securities and Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our Common Shares.

The Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000, or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our shares of common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (the “FINRA”), formerly the National Association of Securities Dealers, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our Common Shares and have an adverse effect on the market for our shares of common stock.

ITEM 3.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities and Exchange Act of 1934, as of May 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our company’s President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) have concluded that, as of May 31, 2008, our company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our company’s management, with the participation of our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer), is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized, identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of May 31, 2008, our company’s President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) conclude that our company’s system of internal controls is adequate and comparable to those of issuers of a similar size and nature.

This quarterly report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this quarterly report.

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

CROWN OIL AND GAS INC.

By:	“John Hiner”
Name: John Hiner
Title: President (Principal Executive Officer),
Secretary, Treasurer (Principal Accounting
Officer and Director

DATED: July 21, 2008