Form 10QSB
period 2008-08-31
Crown Oil & Gas Inc.
filed 2008-10-15
CIK 1388748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 118,705,000 shares of our common stock issued and outstanding as of October 15, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(A Development Stage Company)
Financial Statements
August 31, 2008

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(A Development Stage Company)
Balance Sheets
August 31, 2008

	August 31,	November 30,
	2008	2007
	(unaudited)	(audited)

Assets
Current:
Cash	$3,088,585	$3,724

Total current assets	3,088,585	3,724

Non-current:
Interest receivable	290,017	-
Loan receivable	7,414,872	-
Deposit	350	350

Total non-current assets	7,705,239	350

Total assets	$10,793,824	$4,074

Liabilities
Accounts payable	$2,926	$244
Due to stockholder (Note 3)	185	16,763

Total liabilities	3,111	17,007

Stockholders` Equity

Capital stock authorized –
900,000,000 common shares with a par value of $0.001
Capital stock issued and outstanding –
113,050,000 and 108,000,000 common shares respectively	113,050	108,000
Additional paid in capital	5,126,734	(53,000)
Subscriptions received	5,605,000	-
Deficit accumulated during the development stage	(54,071)	(67,933)

	10,790,713	(12,933)

Total Liabilities and Stockholders’ Equity	$10,793,824	$4.074

The accompanying notes are an integral part of these financial statements

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(A Development Stage Company)
Statements of Operations
For the three and nine months ended August 31, 2008 and 2007 and the period ended Febrary 17, 2006 (Date of inception) to August 31, 2008

		Three		Three		Nine		Nine	Period from
		Months		Months		Months		Months	Inception
		Ended		Ended		Ended		Ended	(February 17, 2006)
		August 31,		August 31,		August 31,		August 31,	to
		2008		2007		2008		2007	August 31, 2008

Net sales		$-		$137		-		$882	$882
Cost of sales		-		20		-		190	190

Gross profit		-		117		-		692	692

Amortization		-		1,248		-		3,744	5,408
Investor relations		-		-		2,200		-	2,200
Management fees		142,284		-		154,784		-	154,784
Office and miscellaneous		3,780		14,381		12,725		33,992	36,131
Organization		-		-		-		-	1,475
Professional fees		49,552		-		106,446		-	126,621
Marketing and selling		-		-		-		1,520	3,088

		195,616		15,629		276,155		39,256	329,707

Loss from operations		(195,616)		(15,512)		(276,155)		(38,564)	(329,015)

Write-down of inventory		-		-		-		-	(5,497)
Write-down of website		-		-		-		-	(9,576)
Interest income		154,036		-		290,017		-	290,017

Income (loss) before income taxes		(41,580)		(15,512)		13,862		(38,564)	(54,071)

Income taxes		-		-		-		-	-

Net Income (loss) for the period		$(41,580)		$(15,512)		$13,862		$(38,564)	$(54,071)

Weighted average shares outstanding		113,050,000		108,000,000		111,077,920		108,000,000

Loss per share	$	(a)	$	(a)	$	(a)	$	(a)

(a) = Less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the nine months ended August 31, 2008 and 2007 and
the period from February 17, 2006 (Date of inception) to August 31, 2008

				Period from
	Nine		Nine	Inception
	Months		Months	(February 17, 2006)
	August 31,		August 31,	to
	2008		2007	August 31, 2008

Operating Activities

Net income (loss)	$13,862	$	(34,564)	$(54,071)
Stock based compensation	134,783		-	134,783
Amortization expense	-		-	5,408
Write down of inventory	-		-	5,497
Write down of website	-		-	9,576
Decrease in inventory	-		85	(5,497)
Increase in accounts receivable	-		-	-
Increase in interest receivable	(290,017)		-	(290,017)
Increase in deposit	-		-	(350)
Increase in accounts payable	2,683		(1,479)	2,927
Increase in amount due to stockholder	(16,578)		13,861	185
Cash used in operating activities	(155,267)		(22,353)	(191,559)

Investing Activity

Website	-		-	(14,984)

Financing Activities

Cash from sale of stock	5,050,000		-	5,105,000
Subscriptions received	5,605,000		-	5,605,000
Increase in loan receivable	(7,414,872)		-	(7,414,872)
Subscriptions receivable	-		-	-
Cash provided by financing activity	3,240,128		-	3,295,128

Increase in cash	3,084,861		(22,353)	3,088,585
Cash, opening	3,724		27,763	-

Cash, closing	$3,088,585		$5,410	$3,088,585

The accompanying notes are an integral part of these financial statements

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(A Development Stage Company)
Statement of Stockholders`Equity
August 31, 2008

	Common Shares		Additional
	Issued		Paid In	Subcriptions
	Shares	Amount	Capital	Received	Deficit	Total

Balance, February 17, 2006 (date of inception)	-	$-	$-	$-	$-	$-
Shares issued to founder on June 12, 2006
@ $0.0001 per share	90,000,000	90,000	(85,000)	-	-	5,000
Private placement @ $0.003 per share	18,000,000	18,000	32,000	-	-	50,000
Net loss	-	-	-	-	(11,369)	(11,369)
Balance, November 30, 2006	108,000,000	108,000	(53,000)	-	(11,369)	43,631

Net loss	-	-	-	-	(56,564)	(56,564)

Balance, November 30, 2007	108,000,000	108,000	(53,000)	-	(67,933)	(12.933)
Private placement on Mar 17, 2008 @ $1/share	5,050,000	5,050	5,044,950	-	-	5,050,000
Stock options granted	-	-	134,784	-	-	134,784
Subscriptions received	-	-	-	5,605,000	-	5,605,000
Net income	-	-	-	-	13,862	13,862

Balance, August 31, 2008	113,050,000	$113,050	$5,126,734	$5,605,000	$(54,071)	$10,790,713

The accompanying notes are an integral part of these financial statements

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2008

Note 1 – Nature of Operations

The Company was originally incorporated under the laws of the state of Nevada on February 17, 2006. The Company has limited operations and, in accordance with SFAS #7, is considered a development stage company, and has limited operations to date.

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $54,071 as of August 31, 2008. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

In the opinion of management the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form lO-Q should be read in conjunction with information included in the Form IO-K.

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
August 31, 2008

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

Note 3 – Loan Receivable

The loan receivable bears interest at 12% per annum, is repayable on November 29, 2008 and is secured with assets of the borrower. During the period, the company has accrued $290,017 of interest related to this loan. The funds have been loaned a future subsidiary of the Company and have been used in exploration activities.

Note 4 – Due to stockholder

Amount due to stockholder is unsecured, non-interest bearing and has no specific terms of repayment. As of August 31, 2008 and November 30, 2007 amount due to stockholder was $185 and $16,763 respectively.

Note 5 – Capital stock

Common Shares - Authorized

The company has 900,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares – Issued and Outstanding

During the year, the company issued 113,050,000 common shares at par value.

On January 31, 2008, the Company effected a stock split on an eighteen to one basis to increase our authorized capital from 50,000,000 shares of common stock with a par value of $0.001 to 900,000,000 shares of common stock with a par value of $0.001.

On January 15, 2008, the Company completed a merger with our wholly owned subsidiary, Crown Oil and Gas, Inc., a Nevada corporation. Pursuant to the merger, the Company changed our name its to “Crown Oil and Gas Inc.” to better reflect the anticipated future business of our Company. We do not have any subsidiaries.

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2008

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $11,895, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $54,071.

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

The amount due to an officer and director of $185 is for reimbursable expenses incurred by the company and paid directly by the President and CEO. The amount is unsecured and does not have any repayment terms or bear any interest. The amount was partially repaid during the quarter.

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
August 31, 2008

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
August 31, 2008

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
August 31, 2008

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
August 31, 2008

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

Plan of Operation

Over the next twelve months ending August 31, 2009, we will be seeking business opportunities with established business entities; we may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital to expand their business development or for other corporate purposes.

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

Cash Requirements

Over the next twelve months ending August 31, 2009, we will have to raise any additional monies through private placements of our equity securities and/or debt financing in order that we may fund the identification and evaluation of a suitable business opportunity. We believe we have sufficient cash to satisfy our cash requirements for 3 months.

Results of Operations

Summary of Period Results		Period Ended August 31
		2008	2007
Expenses		$195,616	$15,629
Income	$	NIL	$137
Net Income (Loss) for the Period		$(41,580)	$(15,512)

                   Revenue

We have had revenue from inception of $882.

Expenses		Period Ended August 31
		2008		2007
Amortization	$	NIL		$1,248
Management fees		$142,284	$	NIL
Professional fees		$49,552	$	NIL
General and administrative		$37,80		$14,381
Net Income (Loss) for the Period		$(41,580)		$(15,629)

Total expenses during the period ended August 31, 2008 increased as compared to the comparative period in 2007 due to an increase in professional fees and a granting of stock options which have been charged to management fees.

Liquidity and Financial Condition

Working Capital	As at August 31,	November 30,
	2008	2007
Current assets	$3,088,585	$3,724
Current liabilities	$3,112	$17,007
Working capital	$3,085,473	$(13,283)

Cash Flows	Period Ended August 31
	2008		2007
Cash Flows from (used in) Operating Activities	$(155,267)		$(22,353)
Cash Flows (used in) Financing Activities	$3,240,128	$	NIL
Net Increase (Decrease) in Cash Flows	$3,084,861		$(22,353)

Future Financing

At August 31, 2008 we had $3,088,585 in cash. Over the next twelve months ending August 31, 2009, we will have to raise additional monies through private placements of our equity securities and/or debt financing in order that we may fund the identification and evaluation of a suitable business opportunity. We believe we have sufficient cash to satisfy our cash requirements for 3 months.

On March 17, 2008, we closed a private placement of 5,050,000 units at a price of $1 per unit, raising gross proceeds of $5,050,000. Each unit consists of one share of our common stock and one common share purchase warrant exercisable at $1.50 during the first year after the closing of the offering and at $2 during the second year after the closing of the offering.

On September 24, 2008, we closed a private placement of 5,655,000 units at a price of $1 per unit, raising gross proceeds of $5,655,000. Each unit consists of one share of our common stock and one common share purchase warrant exercisable at $1.50 during the first year after the closing of the offering and at $2 during the second year after the closing of the offering.

Management believes that our cash and cash equivalents, together with cash provided by operating activities, if any, will be sufficient to meet our total estimated operating expenses for the next twelve months ending August 31, 2009. We plan to raise additional capital required to satisfy cash shortfall, if any, through the private placement of our equity securities. There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

As at August 31, 2008, our company had accumulated losses of $54,071 while our cash on hand was approximately $3,088,585. We may need to obtain additional financing in the future to satisfy cash shortfall, if any, for the next twelve months ending August 31, 2009.

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

Purchase of Significant Plant and Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending August 31, 2009.

Employees

Currently, our only employee is John Hiner, our President (Principal Executive Officer), Secretary, Treasurer (Principal Accounting Officer) and director. We do not anticipate any significant changes in the number of employees during the next twelve months ending August 31, 2009.

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

Our financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies as disclosed in the notes to our audited financial statements for the nine months ended August 31, 2008 and the fiscal year ended November 30, 2007.

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

We have not generated any revenues since January 3, 2008 and do not anticipate generating any additional revenues until we acquire a business opportunity or complete a business combination. As of August 31, 2008, we have a net loss of $41,580 for the three months then ended and a working capital of $3,085,473. Our ability to generate any further revenues is uncertain.

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

We are authorized to issue up to 900,000,000 shares of common stock, of which 124,360,000 shares of common stock are issued and outstanding. Our board of directors has the authority to cause the issuance of additional shares of our common stock and to determine the rights, preferences and privilege of such shares of our common stock, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our shares of common stock in the future.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities and Exchange Act of 1934, as of August 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our company’s President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) have concluded that, as of August 31, 2008, our company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our company’s management, with the participation of our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer), is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized, identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of August 31, 2008, our company’s President (Principal Executive Officer) and Treasurer (Principal Accounting Officer) conclude that our company’s system of internal controls is adequate and comparable to those of issuers of a similar size and nature.

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

Exhibit Number	Description
(31)	Section 302 Certifications
31.1*	Section 302 Certification of John Hiner.
(32)	Section 906 Certification
32.1*	Section 906 Certification of John Hiner.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN OIL AND GAS INC.

By:	/s/ John Hiner
Name: John Hiner
Title: President (Principal Executive Officer),
Secretary, Treasurer (Principal Accounting
Officer and Director

DATED: October 15, 2008