Form 10-K
period 2008-12-31
Crown Oil & Gas Inc.
filed 2009-04-15
CIK 1388748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-52750

CROWN OIL AND GAS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0495144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 – 225 West Magnolia Street, Bellingham, Washington	98225
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 360-392-2898

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ]    No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

- ii -

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	(Do not check if a smaller	Accelerated filer [ ]
Non-accelerated filer [ ]	reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]    No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $36,387,360 based on a price of $1.20 per share, being the average of bid and ask prices on May 31, 2008 as quoted on the
OTCBB.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,
13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [   ]    No [   ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 31,422,800 shares of common stock as of April 15, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part
II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;

  risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

  risks related to the failure to successfully management or achieve growth of a new business opportunity; and

  other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and "Crown Oil" mean Crown Oil and Gas Inc., unless otherwise indicated.

ITEM 1. BUSINESS

Corporate History

We were incorporated on February 17, 2006, in the State of Nevada.

From incorporation to January 17, 2008 (when we entered into a letter of intent with Langford Worldwide. Corp., details of which are set out below under the heading entitled "Our Current Business"), we attempted to establish ourselves as a company focused on the production, sale and distribution of quality herbal supplement products to end use consumers via the Internet. Our target market was health conscious adult individuals in the United States with an interest in herbal supplements. We developed a human immune system supplement product that we had branded "Daily Immune Enhancer with Antioxidant Properties" designed for relief of symptoms of common cold and flu.

Except as disclosed herein, since incorporation we have not made any significant purchases or sales of assets, nor have we been involved in any mergers, acquisitions or consolidations. Pursuant to a share purchase agreement dated March 20, 2009, with Langford Worldwide Corp. and Boshoff Holdings Ltd., we agreed to purchase all of the shares of Langford. This transaction has not yet closed, but is expected to in mid-April 2009. See "Our Current Business" below. We have never declared bankruptcy or been in receivership and we have never been involved in any legal action or proceedings.

On January 3, 2007, Dan McFarlane resigned as director, President, Chief Executive Officer and Chairman and Rakesh Chehil resigned as director, Chief Financial Officer, Secretary and Treasurer. Also on January 3, 2007, John Hiner was elected as a director and appointed President, Secretary and Treasurer.

With the approval of our board of directors, effective January 15, 2008, we merged with our wholly-owned Nevada subsidiary, Crown Oil and Gas Inc. In connection with the merger, we changed our name to "Crown Oil and Gas Inc.", to better reflect the anticipated future business of our company.

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

Our Current Business

Since our incorporation we have been in the business of the production, sale and distribution of quality herbal supplement products to end use consumers via the Internet. As our operations have not been sufficiently profitable and our future prospects for our business are poor, our company’s management has closed our herbal supplement operations and is currently concentrating its efforts on pursuing a change of business in the oil and gas industry.

On March 20, 2009, pursuant to a letter of intent dated January 17, 2008 (as amended by a further letter of intent dated March 18, 2008), we entered into a share purchase agreement with Langford Worldwide Corp. and Boshoff Holdings Ltd., whereby we agreed to purchase from Boshoff, on or before March 31, 2009, all of the issued and outstanding shares in the capital of Langford in consideration for a purchase price of $11,900,000. The purchase price is to be paid by a combination of debt forgiveness in the amount of $6.6 million, the issuance of a promissory note in the amount of $300,000 and the issuance of common shares at a deemed issue price of $1.00 per share. As of the date hereof, the Langford acquisition as not closed but is expected to close in mid-April 2009.

Langford Worldwide Corp. is the sole shareholder of Covenlina Holdings Ltd. and Bandberg Holdings Ltd., Cypriot companies, which are the holders of 51% and 49%, respectively, of the issued and outstanding shares in the capital of Crown Oil and Gas LLC and RosEuroNeft LLC, companies organized under the laws of the Russian Federation. Crown Oil and Gas LLC is the sole shareholder of Attik LLC and Artstroy-XXI LLC, companies organized under the laws of the Russian Federation. RosEuroNeft LLC is the sole shareholder of Attik-Neft LLC, a company organized under the laws of the Russian Federation. Together Attik, Artstroy-XXI and RosEuroNeft hold oil and gas exploration and development licenses for properties with a combined area of approximately 500,000 acres in the Saratov region of the Volga-Urals oil province in Russia. If the Langford acquisition closes in April 2009, over the next 12 months, we plan to conduct geological exploration of the areas covered by Langford's three mineral licenses, including the acquisition of new 2D seismic survey data (total of 561 linear kilometers) and drilling of three exploration wells. This will be part of a two year exploration and appraisal program on Langford's three licensed areas in Saratov.

As we have yet to close the acquisition of Langford Worldwide Corp., we continue to seek business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition (including the Langford acquisition) or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Irrespective of the completion of the acquisition of Langford Worldwide Corp., we may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity (including the acquisition of Langford Worldwide Corp.), we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

The search for and analysis of new business opportunities is being undertaken by our President, John Hiner, who is not a professional business analyst. In seeking or analyzing prospective business opportunities, Mr. Hiner may utilize the services of outside consultants or advisors.

As of the date of this annual report, other than the execution of the share purchase agreement with Boshoff Holdings Ltd. regarding the acquisition of Langford Worldwide Corp., we have not entered into any formal written agreements for a business combination or opportunity.

The selection of a business opportunity in which to participate is complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. If the acquisition of Langford Worldwide Corp. does not close, we can provide no assurance that we will be able to locate compatible business opportunities.

We have not been successful in raising the funding necessary to proceed with our business plan. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital even if we complete the acquisition of Langford Worldwide Corp. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Employees

As of the date hereof, we do not have any employees other than John Hiner, who is our sole director and officer.

If the acquisition of Langford Worldwide closes, we expect to appoint Stanislav Bogomolov, the founder of Langford group of companies, as a director and the chief operating officer of our company. Langford's Russian operating subsidiaries currently employ 10 full-time employees. In addition, if we acquire Langford we intend to periodically hire independent contractors to execute our exploration and development activities and other necessary personnel requirements. We may enter into employment or consulting agreements with our directors and officers.

ITEM 1A. RISK FACTORS

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

If we do not complete the acquisition of Langford Worldwide Corp., we will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

We will require additional financing. Inadequate financing may impair our ability to compete in the marketplace which may result in the dissolution of our company.

We anticipate that we may require additional financing, whether or not we complete acquisition of Langford Worldwide Corp. Furthermore, if we complete the Langford acquisition, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months and will have to raise additional financing. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire (including the Langford acquisition). There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

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

For the year ended December 31, 2008, we incurred net loss from discontinued operations of $nil. We will no longer receive any revenues from this business. We have not generated any revenues since 2007 and do not anticipate generating any additional revenues until we acquire a business opportunity or complete a business combination. As of December 31, 2008, we have net loss of $82,607 and a working capital deficit of $1,166,224. Our ability to generate any further revenues is uncertain.

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

With the exception of the share purchase agreement with Boshoff Holdings Ltd. regarding the purchase of Langford Worldwide Corp., we have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Although we have entered into a share purchase agreement regarding the acquisition of Langford Worldwide Corp., this transaction has not yet closed. If the Langford acquisition does not close, there can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination and there is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

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

If we complete the acquisition of Langford Worldwide Corp., the resulting activities of our company will be limited to Langford’s business (oil and gas exploration and development in Russia). Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

Probable change in control and management may reduce or eliminate the participation of our present officers and directors in the future affairs of our company.

If we complete the acquisition of Langford pursuant to the terms of the share purchase agreement dated March 20, 2009, 5,000,000 shares in our common stock will be issued to Boshoff Holdings Ltd. resulting in Boshoff obtaining a controlling interest in our company. Furthermore, pursuant to the terms of the Langford share purchase agreement, 88,000,000 shares in our common stock held by our President were cancelled on March 18, 2009. The resulting change in our control could result in removal of our present officer and director, and a corresponding reduction in, or elimination of, his participation in the future affairs of our company.

Reduction of percentage share ownership following a business combination may result in a change in our control and/or management.

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern. If we acquire Langford Worldwide Corp., 5,000,000 shares in our common stock will be issued to Boshoff Holdings Ltd. resulting in Boshoff obtaining a controlling interest in our company. Furthermore, pursuant to the terms of the Langford share purchase agreement 88,000,000 shares in our common stock held by our President were cancelled on March 18, 2009. Issuing previously authorized and unissued shares in our common stock will reduce the percentage of common stock by present and prospective shareholders and will result in a change in our control and/or management.

Requirement of audited financial statements may disqualify a business opportunity.

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements; however, this is not expected to be an issue in proposed acquisition of Langford Worldwide Corp.

A failure to manage growth effectively could have a materially adverse effect on our business.

Our ability to achieve any planned growth upon the acquisition of Langford Worldwide Corp. (or other suitable business opportunity or business combination) will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (known as "FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for our shares.

ITEM 2.           PROPERTIES.

Executive Offices

Our principal executive offices are located at 400 – 225 West Magnolia Street, Bellingham, Washington, 98225. Our telephone number is (360) 392-2898. Our office is rented on a month to month sub-lease basis at a cost of $202 per month. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the vote of the holders of our company’s securities during the year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

On August 1, 2007, our common stock received approval for quotation on the Over-the-Counter Bulletin Board under the name "Onelife Health Products Inc." under the symbol "ONLF". On January 28, 2008, our company merged with its wholly-owned subsidiary, Crown Oil and Gas Inc., changed its name to Crown Oil and Gas Inc. and commenced trading under the symbol "COWG". On January 31, 2008, we effected an 18-for-1 forward stock split of our common shares and commenced trading under the symbol "CWOI".

Our common stock is currently quoted on the OTC Bulletin Board under the name "Crown Oil and Gas Inc." under the symbol "CWOI".

The following table shows the high and low reported bid prices per share for our common stock for the last eight quarters. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The trade of our common stock occurred on March 26, 2009 at $1.30 per share.

Quarter Ended	High ($)	Low ($)
December 31, 2008(1)	1.25	1.01
August 31, 2008	1.25	1.01
May 31, 2008	1.25	1.25
February 29, 2008	--	--
November 30, 2007	--	--
August 31, 2007	--	--

Quarter Ended	High ($)	Low ($)
May 31, 2007	--	--
February 28, 2007	--	--

Note:
1.        Effective November 14, 2008, we changed our fiscal year end from November 30 to December 31.

Our common stock is issued in registered form. The Nevada Agency and Transfer Company, 880-50 West Liberty Street, Reno, Nevada, 89501 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for our common stock.

Holders of our Common Stock

On April 13, 2009 the shareholders’ list of our common stock showed 53 registered shareholders and 31,422,800 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Effective May 30, 2009, our directors adopted a stock option plan to provide for the grant of "incentive stock options" and "non-qualified stock options" (as defined by section 422 of the Internal Revenue Code) to acquire shares in our common stock. The purpose of the stock option plan is to retain the services of valued key employees and consultants of our company and the number of options issuable under the plan is limited to 10% of the shares of our common stock issued and outstanding from time to time. As of December 31, 2008, there were 600,000 options outstanding under our stock option plan.

The following table provides a summary of the number of stock options granted under the stock option plan, the weighted average exercise price and the number of stock options remaining available for issuance under the stock option plan, all as at December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	600,000(1)	$1.00	11,342,280(2)

Note:

1.

Represents 300,000 stock options granted to each of our President (John Hiner) and a consultant in consideration for services rendered on August 20, 2008, exercisable at an exercise price of $1.00 per common share. The options vest in four equal tranches on August 20, 2008, February 20, 2009, August 20, 2009 and February 20, 2010 and expire on August 10, 2013.

2.	As of the date hereof, following the return and cancellation of 88,000,000 shares in our common stock on March 18, 2009, this number is now 2,542,280.

Recent Sales of Unregistered Securities

On March 17, 2008, we closed a private placement of 5,050,000 units at a purchase price of $1.00 per unit, raising gross proceeds of $5,050,000. Each unit consists of one common share and one common share purchase warrant exercisable at $1.50 per share during the first year after the closing of the offering and at $2.00 per share during the second year after the closing of the offering. The securities were issued to 10 non-U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act of 1933) in an offshore transaction. In issuing these shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 24, 2008, we closed a private placement of 5,655,000 units at a purchase price of $1.00 per unit, raising gross proceeds of $5,655,000. Each unit consists of one share of our common stock and one common share purchase warrant exercisable at $1.50 per share during the first year after the closing of the offering and at $2.00 per share during the second year after the closing of the offering. The securities were issued to 17 non-U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act of 1933) in an offshore transaction. In issuing these shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchase of Equity Securities by the Issuer and Affiliated Purchases

Except as otherwise disclosed herein we did not purchase any of our shares of common stock or other securities during the year ended December 31, 2008. Effective March 18, 2008, pursuant to a share cancellation agreement with John Hiner, our President, 88,000,000 shares in our common stock were cancelled by Mr. Hiner. No consideration was paid by our company in respect of this return and cancellation.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Effective November 14, 2008, we changed our fiscal year end from November 30 to December 31.

As the transition period between the closing date of our previous fiscal year and the opening date of our new fiscal year is one month, no transition report is required.

Plan of Operation

Since our incorporation we have been in the business of the production, sale and distribution of quality herbal supplement products to end use consumers via the Internet. As our operations have not been sufficiently profitable and our future prospects for our business are not good, our company’s management has closed our herbal supplement operations and is currently concentrating its efforts on pursuing a change of business in the oil and gas industry.

On March 20, 2009, we entered into a share purchase agreement with Langford Worldwide Corp. and Boshoff Holdings Ltd., whereby we agreed to purchase from Boshoff all of the issued and outstanding shares in the capital of Langford in consideration for a purchase price of $11,900,000. As of the date hereof, the transaction has not closed, but is expected to close in mid-April 2009. Langford's indirect, wholly-owned, Russian subsidiaries hold oil and gas exploration and development licenses for properties with a combined size of approximately 500,000 acres in the Saratov region of the Volga-Urals oil province in Russia.

If the acquisition of Langford Worldwide Corp. closes in April 2009, over the next 12 months, we plan to conduct geological exploration of the areas covered by Langford's three mineral licenses, including the acquisition of new

2D seismic survey data (total of 561 linear kilometers) and drilling of three exploration wells. This will be part of a two year exploration and appraisal program on Langford's three licensed areas in Saratov.

We estimate our operating expenses and working capital requirements for the next 12 month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Exploration costs – 2D seismic surveys	$ 2,350,000
Exploration costs – data re-interpretation	200,000
Exploration costs – drilling cost (2 wells)	5,500,000
Environmental monitoring	147,000
Employee compensation, including social taxes	375,000
Professional fees	100,000
General and administrative expenses	150,000
Total	$ 8,822,000

Exploration Costs

We estimate that our seismic surveying cost on the three Russian properties licensed to subsidiaries of Langford Worldwide Corp. will be approximately $2,350,000 during the next 12 months, which will include shooting 100 km of 2D seismic lines at the Krasnoarmeisky-2 area, 401 km at the Kikinsko-Gusikhinsky licensed area and 60 km at the Tereshkinsky licensed area. We plan to spend an additional $200,000 on data re-processing/re-interpretation in the state oil and gas geology scientific institute. Depending on the results of the seismic survey, we may then drill Langford’s various prospects at a cost to us of an estimated $3,000,000 per 2000 meter exploration well, with at least one well at Tereshkinsky and Kikinsko-Gusikhinsky areas.

Employee and Consultant Compensation

Given the current stage of Langford’s exploration properties, we intend to continue to fulfill Langford’s professional and personnel requirements by hiring some additional full-time employees critical to the success of Langford’s operations, while retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses related to Langford’s operations for the next 12-month period will be approximately $375,000, including social insurance and taxes. We estimate that our net employee compensation expenses related to Langford’s operations for the next 12-month period will be approximately $270,000.

Professional Fees

We expect to incur on-going legal expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate our legal and accounting expenses for the next 12-month period to be approximately $100,000.

General and Administrative Expenses

We anticipate spending $150,000 on general and administrative costs in the next 12-month period. These costs primarily consist of expenses such as lease payments, travel expenses, office supplies and office equipment.

To date we have funded our operations primarily with funds received raised through equity financing.

On March 17, 2008, we closed a private placement of 5,050,000 units at a purchase price of $1.00 per unit, raising gross proceeds of $5,050,000. Each unit consists of one common share and one common share purchase warrant exercisable at $1.50 per share during the first year after the closing of the offering and at $2.00 per share during the second year after the closing of the offering.

On September 24, 2008, we closed a private placement of 5,655,000 units at a purchase price of $1.00 per unit, raising gross proceeds of $5,655,000. Each unit consists of one share of our common stock and one common share purchase warrant exercisable at $1.50 per share during the first year after the closing of the offering and at $2.00 per share during the second year after the closing of the offering.

Results of Operations

Our operating results for the years ended December 31, 2008 and December 31, 2007 are summarized as follows:

	Year Ended		Percentage Increase/Decrease (%)
	December 31, 2008(1) ($)	December 31, 2007 ($)
Revenue	--	882	(100)
Cost of Sales	--	190	(100)
Expenses	353,197	42,384	733
Loss Operations	353,197	41,692	747
Write-down of inventory	--	5,493	(100)
Write-down of website	--	9,576	(100)
(Loss) before income taxes	82,607	56,761	45
Net Loss	82,607	56,761	45

Note:
1.        Effective November 14, 2008, we changed our fiscal year end from November 30 to December 31.

Our revenues for the year ended December 31, 2008 was $nil compared to revenues of $882 for the year ended December 31, 2007. The decrease in our revenues is due to lack of marketing funds.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended		Percentage Increase/Decrease (%)
	December 31, 2008 ($)	December 31, 2007 ($)
Amortization	-	4,992	(100)
Management fees	192,534	--	100
General & Administrative	26,755	24,697	8
Marketing	--	1,520	(100)
Organization	--	--	--
Professional fees	133,908	11,175	1,098
Total Expenses	353,197	42,384	733

General and Administrative

The increase in our general and administrative expenses for the year ended December 31, 2008 was primarily due to a focus in changing our overall business strategy.

Liquidity and Capital Resources

Working Capital

	Year Ended
	December 31, 2008 ($)	December 31, 2007 ($)
Current Assets	1,193,872	3,517
Current Liabilities	27,648	17,008
Working Capital Deficiency	1,166,224	(13,491)

Cash Flows

	Year Ended
	December 31, 2008 ($)	December 31, 2007 ($)
Cash used in Operating Activities	(207,773)	(24,240)
Cash used in Investing Activities	--	--
Cash provided by Financing Activities	1,398,128	--
Net Increase (Decrease) in Cash	1,190,355	(24,240)

We had cash on hand of $1,193,872 and working capital of $1,166,224 as of December 31, 2008 compared to cash on hand of $3,517 and negative working capital of $13,491 as at December 31, 2007. We anticipate that we will incur approximately $625,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Going Concern

We have historically incurred losses, and through December 31, 2008 have incurred losses of $150,748 since inception. Because of these historical losses, we will require additional working capital to develop our business operations. We do not anticipate that we will derive any revenues from operations unless and until we acquire a new business opportunity. There can be no assurance that we can do so or that, even if we are successful in doing so, we will be able to operate profitably.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There are no assurances that we will be able to either (i) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (ii) obtain additional financing through private placements, public offerings and/or bank financings necessary to support our working capital requirements. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

We intend to raise additional working capital as and when we need it through private placements, public offerings and/or bank financing. We have historically raised working capital through the sale of equity securities but there can be no assurance that we will be able to continue to do so. As of the date of this annual report, we have entered into negotiations with prospective investors but have no definitive agreements for the investments of any funds in our company.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Employees

We do not have any employees other than our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We may enter into employment or consulting agreements with our sole director and officer. We do, and will continue to, outsource contract employment as needed.

New Accounting Pronouncements

Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 15, Inventory Costs (an amendment of ARB No. 43, Chapter 4) (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charge . . . ". This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152, Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

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

Statement No. 153, Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This statement amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154, Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

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

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (an amendment of FASB Statements No. 133 and 140)

This statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

SFAS No. 156, Accounting for Servicing of Financial Assets (an amendment of FASB Statement No. 140)

This statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

SFAS No. 157, Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is applied to our company beginning May 1, 2008.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))

This statement improves the financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liabilities in its statement of financial positions and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (including an amendment of FASB Statement No. 115)

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

SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements (an amendment of ARB No. 51)

This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also changes the way the consolidated income statement is presented for non-controlling interest. This statement improves comparability by eliminating diversity of methods. This statement also requires expanded disclosure.

SFAS No. 161

This statement is intended to enhance the disclosure requirements for derivative instruments and hedging activities as required by SFAS No. 133.

SFAS No. 162

This statement indentifies the sources of accounting principles and the framework for selecting the principles to by used in the preparation of financial statements for entities that are presented in conformity with generally accepted accounting principles in the United States, (the GAAP hierarchy).

FIN No. 48

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the interpretation, the company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for us beginning July 1, 2007.

In June 2006, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted.

Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. The bulletin requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment.

The FASB has replaced the bulletin with a new statement on business combinations that changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes.

The adoption of these new statements is not expected to have a material effect on the company’s current financial position, results or operations, or cash flows.

Application of Critical Accounting Estimates

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements filed as part of this Annual Report on Form 10-K

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

- Report of Independent Registered Public Accounting Firm dated April 10, 2009

- Balance Sheets at December 31, 2008 and 2007

- Statements of Operations for the years ended December 31, 2008 and 2007 and the period from February 17, 2006 (Date of inception) to December 31, 2008

- Statements of Cash Flows for the years ended December 31, 2008 and 2007 and the period from February 17, 2006 (Date of inception) to December 31, 2008

- Statement of Stockholders’ Equity

- Notes to Financial Statements for December 31, 2008 and 2007

MOORE & ASSOCIATES, CHARTERED
         ACCOUNTANTS AND ADVISORS
                     PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Langford Worldwide Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated and combined balance sheets of Langford Worldwide Corp. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related consolidated and combined statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008, for the period from inception (April 2007) through December 31, 2007, and for the period from inception (April 2007) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Langford Worldwide Corp. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related consolidated and combined statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008, for the period from inception (April 2007) through December 31, 2007, and for the period from inception (April 2007) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company currently has no source of revenue to support operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 10, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Balance Sheets

	December 31,	December 31,
	2008	2007

Assets
Current:
Cash	$1,193,872	$3,517

Total current assets	1,193,872	3,517

Non-current:
Interest receivable	270,590	-
Loan receivable	9,106,872	-
Deposit	350	350

Total non-current assets	9,377,812	350

Total assets	$10,571,684	$3,867

Liabilities
Accounts payable	$27,463	$245
Due to stockholder (Note 3)	185	16,763

Total liabilities	27,648	17,008

Stockholders` Equity

Capital stock authorized –
900,000,000 common shares with a par value of $0.001
Capital stock issued and outstanding –
118,705,000 and 108,000,000 common shares respectively	118,705	108,000
Additional paid in capital	10,441,295	(53,000)
Contributed surplus	134,784	-
Deficit accumulated during the exploration stage	(150,748)	(68,141)

	10,544,036	(13,141)

Total Liabilities and Stockholders’ Equity	$10,571,684	$3,867

The accompanying notes are an integral part of these financial statements

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Statements of Operations
For the year ended December 31, 2008 and 2007 and
the period from February 17, 2006 (Date of inception) to December 31, 2008

					Period from
					Inception
					(February 17, 2006)
		December 31,		December 31,	to
		2008		2007	December 31, 2008

Net sales		$-		$882	$882
Cost of sales		-		190	190

Gross profit		-		692	692

Amortization		-		4,992	4,992
Management fees		192,534		-	192,534
Office and miscellaneous		26,755		24,697	51,452
Organization		-		-	1,475
Professional fees		133,908		11,175	154,988
Marketing and selling		-		1,520	1,520

		353,197		42,384	406,961

Loss from operations		(353,197)		(41,692)	(406,269)

Write-down of inventory		-		(5,493)	(5,493)
Write-down of website		-		(9,576)	(9,576)
Interest income		270,590		-	270,590

Income (Loss) before income taxes		(82,607)		(56,761)	(150,748)

Income taxes		-		-	-

Net (Loss) for the period		$(82,607)		$(56,761)	$(150,748)

Weighted average shares outstanding		111,998,493		108,000,000

Loss per share	$	(a)	$	(a)

(a) = Less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
For the year ended December 31, 2008 and 2007 and
the period from February 17, 2006 (Date of inception) to December 31, 2008

			Period from
			Inception
			(February 17, 2006)
	December 31,	December 31,	to
	2008	2007	December 31, 2008

Operating Activities

Net income (loss)	$(82,607)	$(56,761)	$(150,748)
Stock based compensation	134,783	-	134,784
Amortization expense	-	4,992	4,992
Write down of inventory	-	5,493	5,493
Write down of website	-	9,576	9,576
Decrease in inventory	-	87	(5,493)
Increase in interest receivable	(270,590)	-	(270,590)
Increase in deposit	-	-	(350)
Increase in accounts payable	27,219	(1,488)	27,463
Increase in amount due to stockholder	(16,578)	13,861	185
Cash used in operating activities	(207,773)	(24,240)	(244,688)

Investing Activity

Website	-	-	(14,568)

Financing Activities

Cash from sale of stock	10,505,000	-	10,560,000
Increase in loan receivable	(9,106,872)	-	(9,106,872)
Subscriptions receivable	-	-	-
Cash provided by financing activity	1,398,128	-	1,453,128

Increase in cash	1,190,355	(24,240)	1,193,872
Cash, opening	3,517	27,757	-

Cash, closing	$1,193,872	$3,517	$1,193,872

The accompanying notes are an integral part of these financial statements

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity

	Common shares		Additional		Deficit
	Issued		Paid In	Contributed	Accumulated During
	Shares	Amount	Capital	Surplus	the Exploration Stage
	Total

Balance, February 17, 2006 (date of inception)	-	$-	$-	$-	$-	$-

Shares issued to founder on Feb. 17, 2006
@ $0.0001 per share	90,000,000	90,000	(85,000)	-	-	5,000
Private placement @ $0.003 per share	18,000,000	18,000	32,000	-	-	50,000
Net loss	-	-	-	-	(11,369)	(11,369)

Balance, November 30, 2006	108,000,000	108,000	(53,000)	-	(11,369)	43,631

Net loss	-	-	-	-	(56,564)	(56,564)

Balance, November 30, .2007	108,000,000	108,000	(53,000)	-	(67,932)	(12.932)

Net loss	-	-	-	-	(209)	(209)

Balance, December 31, 2007	108,000,000	108,000	(53,000)	-	(68,141)	(13,141)

Private placement on Mar 17, 2008 @ $1/share	5,050,000	5,050	5,044,950	-	-	5,050,000
Private placement on Sept 24, 2008 @	5,655,000	5,655	5,449,345	-	-	5,655,000
$1/share
Stock options granted	-	-	-	134,784	-	134,784
Net income	-	-	-	-	(82,607)	(82,607)

Balance, December 31, 2008	118,705,000	$118,705	$10,441,295	$134,784	$(150,748)	$10,544,036

The accompanying notes are an integral part of these financial statements

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

Note 1 – Nature of Operations

The company was incorporated under the laws of the state of Nevada on February 17, 2006. The company has limited operations and, in accordance with SFAS No.7, is considered an exploration stage company.

Note 2 – Significant Accounting Policies

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

Financial Instrument

The company's financial instrument consists of an amount due to a shareholder.

The amount due to the shareholder is non interest-bearing. It is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that fair values of the instruments approximates its carrying value, except where separately disclosed.

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

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

Note 2 – Significant Accounting Policies (continued)

Earnings (Loss) per Common Share

Earnings (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The company has not issued any potentially dilutive common shares.

Note 3 – Loan Receivable

The loan receivable is for $9,106,872 bears interest at 5% per annum, was repayable on November 29, 2008 and is secured with assets of the borrower. During the period, the company has accrued $270,590 of interest related to this loan. The funds have been loaned to a future subsidiary of the company and have been used in exploration activities.

The loan has been extended to May 29, 2009 at 5% per annum and is secured with assets of the borrower.

Note 4 – Due to stockholder

Amount due to stockholder is unsecured, non-interest bearing and has no specific terms of repayment. As of December 31, 2008 and December 31, 2007 amount due to stockholder was $185 and $16,763 respectively.

Note 5 – Capital stock

Common Shares - Authorized

The company has 900,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares – Issued and Outstanding

On January 31, 2008, the company effected a stock split on an eighteen-to-one basis to increase our authorized capital from 50,000,000 shares of common stock with a par value of $0.001 to 900,000,000 shares of common stock with a par value of $0.001.

On January 15, 2008, the company completed a merger with its wholly owned subsidiary, Crown Oil and Gas, Inc., a Nevada corporation. Pursuant to the merger, the company changed its name to "Crown Oil and Gas Inc." to better reflect the anticipated future business of our company. The company does not have any subsidiaries.

On March 17, 2008, the company issued 5,050,000 common shares at $1.00 per share for total proceeds of $5,050,000.

On September 24, 2008, the company issued 5,655,000 common shares at $1.00 per share for total proceeds of $5,655,000.

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

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

On February 17, 2006, the company issued 90,000,000 shares of its common stock to its sole director for cash of $5,000.

The amount due to an officer and director of $185 is for reimbursable expenses incurred by the company and paid directly by its President. The amount is unsecured and does not have any repayment terms or bear any interest. The amount was partially repaid during the quarter.

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
December 31, 2008 and 2007

Note 9 – Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the company.

Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151, Inventory Costs (an amendment of ARB No. 43, Chapter 4) (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charge . . . ". This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152, Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

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

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

Note 9 – Recent Accounting Pronouncements (continued)

Statement No. 153, Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This statement amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154, Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

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

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (an amendment of FASB Statements No. 133 and 140)

This statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

SFAS No. 156, Accounting for Servicing of Financial Assets (an amendment of FASB Statement No. 140)

This statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

SFAS No. 157, Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is applied to the company beginning May 1, 2008.

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

Note 9 – Recent Accounting Pronouncements (continued)

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))

This statement improves the financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liabilities in its statement of financial positions and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (including an amendment of FASB Statement No. 115)

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

SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements (an amendment of ARB No. 51)

This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also changes the way the consolidated income statement is presented for non-controlling interest. This statement improves comparability by eliminating diversity of methods. This statement also requires expanded disclosure.

SFAS No. 161

This statement is intended to enhance the disclosure requirements for derivative instruments and hedging activities as required by SFAS No. 133.

SFAS No. 162

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
December 31, 2008 and 2007

Note 9 – Recent Accounting Pronouncements (continued)

FIN No. 48

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the interpretation, the company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for us beginning July 1, 2007.

In June 2006, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted.

Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. The bulletin requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment.

The FASB has replaced the bulletin with a new statement on business combinations that changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes.

The adoption of these new statements is not expected to have a material effect on the company’s current financial position, results or operations, or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of the issuer’s principal executive and principal financial officers, has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate our internal control over financial reporting described below. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of the issuer’s principal executive and principal financial officers, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

In performing the assessment, management identified material weaknesses in our internal control processes regarding information technology systems. These weaknesses included inadequate security, inadequate restricted access to systems and insufficient disaster recovery plans. Management has also identified material weaknesses in our internal control processes over procurement and disbursements, primarily related to lack of segregations of duties.

More specifically, management has identified the following weaknesses:

  There is no whistleblower policy

  There is no audit committee

  The small number of staff does not permit segregation of duties

  There are no established purchasing authorities

  Shares outstanding not reconciled to transfer agent on regular basis

  Tax returns are not filed timely.

Because of these material weaknesses, our management believes that as of December 31, 2008, our company’s internal controls over financial reporting were not effective. We are addressing these weaknesses as described below under the section heading "Changes in Internal Control Over Financial Reporting". Because of the material weaknesses described above, our management believes that as of December 31, 2008, our internal controls over financial reporting was not effective.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period covered by this annual report, we have not been able to remediate the material weaknesses identified above. We plan to implement changes in internal control over financial reporting during our fiscal year ending December 31, 2009 in order to mitigate existing weaknesses.

Our management, including our President (who is also our principal executive officer) and Treasurer (who is also our principal financial officer and our principal accounting officer), does not expect that our disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurances that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position Held with our Company	Age	Date First Elected or Appointed
John Hiner	President, Secretary, Treasurer and Director	61	January 3, 2008

Summary Background of Executive Officers and Directors

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

John Hiner

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

Family Relationships

There are no family relationships between any director or executive officer of our company.

Significant Employees

We have no significant employees other than our sole director and officer described above.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

(a)	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(c)

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(d)

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board

We currently do not have a standing audit committee, nominating and corporate governance committee or compensation committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to: Crown Oil and Gas Inc., 400 – 225 West Magnolia Street, Bellingham, Washington, 98225.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Except as disclosed herein and based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
John Hiner	1	1(1)	--

Note:
1.        Mr. Hiner filed a late Form 4 – Statement of Changes in Beneficial Ownership in respect of the grant of options under our stock option plan.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2008 and November 30, 2007, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
John Hiner(1) President, Secretary and Treasurer	2008 2007(2)	-- N/A	-- N/A	-- N/A	300,000(3) N/A	-- N/A	-- N/A	-- N/A	-- N/A
Dan McFarland(4) former President, Chief Executive Officer and Chairman	2008 2007(2)	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --
Rakesh Chehil(5) former Chief Financial Officer, Secretary and Treasurer	2008 2007(2)	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Notes:

1.	Mr. Hiner was appointed President, Secretary and Treasurer on January 3, 2008.
2.	Year ended November 30.
3.

Represents 300,000 stock options granted on August 20, 2008, exercisable at an exercise price of $1.00 per common share. The options vest in four equal tranches on August 20, 2008, February 20, 2009, August 20, 2009 and February 20, 2010 and expire on August 10, 2013.

4.	Mr. McFarland resigned as President, Chief Executive Officer and Chairman on January 3, 2008.
5.	Mr. Chehil resigned as Chief Financial Officer, Secretary and Treasurer on January 3, 2008.

Employment Contracts

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
John Hiner President, Secretary and Treasurer	150,000(1)	--	150,000(1)	1.00	August 19, 2013	--	--	--	--

Notes:

1.

Represents 300,000 stock options granted on August 20, 2008 pursuant to a stock option plan for employees and consultants dated May 30, 2008. The options are exercisable at an exercise price of $1.00 per common share. The options vest in four equal tranches on August 20, 2008, February 20, 2009, August 20, 2009 and February 20, 2010.

Aggregated Options Exercised in the Year Ended December 31, 2008 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended December 31, 2008.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to December 31, 2008.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 13, 2009, there were 31,422,800 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class (2) (%)
John Hiner(3) 114 West Magnolia Street Bellingham, WA 98225	Common Stock	1,250,000(4)	3.98
Directors and Executive Officers as a Group	Common Stock	1,325,000	3.98

Notes:

1.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (See Rule 13d-3) and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

2.	Based on 31,422,800 shares of common stock issued and outstanding as of April 13, 2009.
3.	John Hiner is a director and the President, Secretary and Treasurer of our company.
4.	Includes 150,000 vested stock options in respect of the grant of 300,000 options on August 20, 2008.

Changes in Control

Except as disclosed herein, we are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Pursuant to a share purchase agreement with Langford Worldwide Corp. and Boshoff Holdings Ltd., we have agreed to purchase from Boshoff, on or before March 31, 2009, all of the issued and outstanding shares in the capital of Langford in consideration for a purchase price of $11,900,000. The purchase price is to be paid by a combination of debt forgiveness in the amount of $6.6 million, the issuance of a promissory note in the amount of $300,000 and the issuance of common shares at a deemed issue price of $1.00 per share. As of the date hereof, the Langford acquisition as not closed but is expected to be closed by mid-April 2009. If we complete the acquisition of Langford pursuant to the terms of the share purchase agreement dated March 20, 2009, 5,000,000 shares in out common stock will be issued to Boshoff Holdings Ltd. resulting in Boshoff obtaining a controlling interest in our company. Furthermore, the terms of the Langford share purchase agreement require that 88,000,000 shares in our common stock held by our President be cancelled. The resulting change in our control could result in removal of our present officer and director, and a corresponding reduction in, or elimination of, his participation in the future affairs of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set out below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended December 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he is also an executive officer or employee of the corporation. Our sole director, Mr. John Hiner is also our President, Secretary and Treasurer. As a result, we do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

Transactions with Independent Directors

Our sole director, Mr. John Hiner, is also our President, Secretary and Treasurer. As a result, we do not have any independent directors.

Nomination of Directors

The board is responsible for identifying new director nominees. In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board. As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process. Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2008 and December 31, 2007 for professional services rendered by Moore & Associates, Chartered Accountants, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2008 ($)	December 31, 2007 ($)
Audit Fees and Audit Related Fees	3,500	3,500
Tax Fees	--	--
All Other Fees including Quarterly Reviews	10,000	3,900
Total	13,500	7,400

In the above table, "audit fees" are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. "All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Moore & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Moore & Associates.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

3.3	Articles of Merger filed with the Nevada Secretary of State and effective on January 15, 2008 (2)

3.4	Certificate of Change filed with the Nevada Secretary of State, effective on January 31, 2008 (3)

(10)	Material Contracts

10.1	Form of Subscription Agreement in respect of offering of 1,000,000 common shares at $0.05 per share (1)

10.2	Form of Subscription Agreement dated for reference February 15, 2008 in respect of offering of 5,050,000 units at $1.00 per unit (5)

10.3	Form of Subscription Agreement dated for reference April 10, 2008 in respect of offering of 5,655,000 units at $1.00 per unit (6)

10.4	Stock Option Plan dated May 30, 2008 (8)

10.5	Share Purchase Agreement dated March 20, 2009 with Langford Worldwide Corp. and Boshoff Holdings Ltd. (7)

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (4)

(31)	Section 302 Certifications

31.1	Section 302 Certification of John Hiner (8)

(32)	Section 906 Certification

32.1	Section 906 Certification of John Hiner (8)
___________________________________

(1)	Incorporated by reference to our registration statement on Form SB-2 filed on February 5, 2007.
(2)	Incorporated by reference to our current report on Form 8-K filed on January 16, 2008.
(3)	Incorporated by reference to our current report on Form 8-K filed on February 1, 2008.
(4)	Incorporated by reference to our annual report on Form 10-KSB filed on March 3, 2008.
(5)	Incorporated by reference to our current report on Form 8-K filed on March 20, 2008.
(6)	Incorporated by reference to our current report on Form 8-K filed on September 25, 2008.
(7)	Incorporated by reference to our current report on Form 8-K filed on March 20, 2009.
(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN OIL AND GAS INC.

By:	/s/ John Hiner

John Hiner
President and Treasurer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Dated:	April 15, 2009