Form 10-Q
period 2009-03-31
Crown Oil & Gas Inc.
filed 2009-07-06
CIK 1388748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 000-52750

CROWN OIL AND GAS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0495144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 – 225 West Magnolia Street, Bellingham, Washington	98225
(Zip Code)
(Address of principal executive offices)

360-392-2898
(Registrant’s telephone number, including area code)

N/A
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
[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes [ ] No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
36,422,800 shares of $0.001 par value common stock as of July 1, 2009.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Combined and Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)

Assets
Current:
Cash	$1,049,700	$990,252
Deposit	4,495	5,722
Total Current Assets	1,054,195	995,974

Non-current:
Equipment, net of amortization	7,909	9,990
Supplies	5,261	350
Licenses	473,496	553,435
Loan receivable	13,428	-
Oil and Gas Properties	17,129,427	16,593,525
Total Non-current Assets	17,629,521	17,157,300

Total Assets	$18,683,716	$18,153,274

Liabilities
Current:
Accounts payable	$466,213	$94,965
Loans payable	2,800,000	2,500,000
Due to related party	14,272	14,273
Total Current Liabilities	3,280,485	2,609,238

Total Liabilities	3,280,485	2,609,238

Stockholders’ Equity
Capital stock authorized–
900,000,000 with a par value of $0.001
Capital stock issued and outstanding-
36,422,800 and 118,705,000 issued and outstanding	36,425	35,705
Additional paid in capital	16,241,375	15,524,295
Contributed surplus	134,784	134,784
Deficit accumulated during the exploration stage	(1,009,353)	(150,748)
Total Stockholders’ Equity	15,403,231	15,544,036

Total liabilities and stockholders’ equity	$18,683,716	$18,153,274

The accompanying notes are an integral part of these financial statements

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Combined and Consolidated Statements of Operations
For the three months ended March 31, 2009 and 2008 and for
the period from February 17, 2006 (Date of inception) to March 31, 2009

			Period since
	Three Months	Three Months	Inception
	Ended	Ended	(February 17, 2006)
	March 31,	March 31,	to
	2009	2008	March 31, 2009

Revenues	$-	$-	$-

Operating expenses
General and administrative	530,338	33,100	933,607
Oil and gas exploration	328,267	-	328,267
Total Operating Expenses	858,605	33,100	1,264,874

Loss from operations	(858,605)	(33,100)	(1,264,874)

Other Expenses
Write-down of inventory	-	-	(5,493)
Write-down of website	-	-	(9,576)
Interest income	-	-	270,590
Total Other Expenses	-	-	255,521

Income (Loss) before income taxes	(858,605)	(33,100)	(1,009,353)

Income taxes	-	-	-

Net (Loss) for the period	$(858,605)	$(33,100)	$(1,009,353)

Weighted average shares outstanding	107,187,216	108,000,000

Loss per share	$(0.01)	(a)

(a) Less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Combined and Consolidated Statements of Cash Flows
For the three months ended March 31, 2009 and 2008 and for
the period from February 17, 2006 (Date of inception) to March 31, 2009

			Period since
	Three Months	Three Months	Inception
	Ended	Ended	(February 17, 2006)
	March 31,	March 31,	to
	2009	2008	March 31, 2009

Operating Activities
Net Loss	$(858,605)	$(27,933)	$(1,009,353)
Stock based compensation	-	-	134,784
Increase (decrease) in deposit	(4,145)	-	(4,495)
Increase in accounts payable	438,750	1,400	466,213
Increase in due to related party	14,087	23,501	14,272

Cash provided by (used in) operating
activities	(409,913)	(3,032)	(398,579)

Financing Activities
Cash from sale of stock	5,717,800	-	16,277,800
Increase (decrease) in loan receivable	9,364,034	-	(13,428)
Increase in loan payable	2,800,000	-	2,800,000

Cash provided by (used in) operating
activities	17,881,834	-	19,064,372

Investing Activities
Purchase of equipment	(7,909)	-	(7,909)
Purchase of supplies	(5,261)	-	(5,261)
Licenses	(473,496)	-	(473,496)
Oil and gas properties	(17,129,427)	-	(17,129,427)

Cash (used in) investing activities	(17,616,093)	-	(17,616,093)

Increase (Decrease) in cash	(144,172)	(3,032)	1,049,700
Cash, opening	1,193,872	3,724	-

Cash, closing	$1,049,700	$692	$1,049,700

The accompanying notes are an integral part of these financial statements

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Combined and Consolidated Statements of Stockholders`Equity

	Common Shares				Deficit
					Accumulated
			Additional		in the
			Paid in	Contributed	Exploration
	Issued	Amount	Capital	Surplus	Stage	Total

Balance, February 17, 2006 (inception)

Shares issued to founders on Feb 17,
2006 @ 0.0001 per share	90,000,000	$90,000	$(85,000)	$-	$-	$5,000
Private placement @ $0.003 per share	18,000,000	18,000	32,000	-	-	50,000
Net loss	-	-	-	-	(11,369)	(11,369)

Balance. November 30, 2006	108,000,000	108,000	(53,000)	-	(11,369)	43,631

Net loss	-	-	-	-	(56,564)	(56,564)

Balance, November 30, 2007	108,000,000	108,000	(53,000)	-	(67,932)	(12,932)

Net loss	-	-	-	-	(209)	(209)

Balance, December 31, 2007	108,000,000	108,000	(53,000)	-	(68,141)	(13,141)

Private placement on Mar 17/08 @ $1/share	5,050,000	5,050	5,044,950	-	-	5,050,000
Private placement on Sep 24/08 @ $1/share	5,655,000	5,655	5,449,345	-	-	5,655,000
Stock options granted	-	-	-	134,784	-	134,784
Net loss	-	-	-	-	(82,607)	(82,607)

Balance, December 31, 2008	118,705,000	118,705	10,441,295	134,784	(150,748)	10,544,036

Shares cancelled	(88,000,000)	(88,000)	88,000	-	-	-
Shares issued for services @ $1/share	717,800	720	717,080	-	-	717,800
Shares issued in acquisition of
Langford @ $1/share	5,000,000	5,000	4,995,000	-	-	5,000,000
Net loss	-	-	-	-	(858,605)	(858,605)

Balance, March 31, 2009 (unaudited)	36,422,800	$36,425	$16,241,375	$134,784	$(1,009,353)	$15,403,231

The accompanying notes are an integral part of these financial statements

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Combined and Consolidated Financial Statements

Note 1 – Nature of Operations

Langford Worldwide Corp. (the Group) was incorporated in Tortola, Road Town, British Virgin Islands in April 2007 as an international business company with a purpose to develop investment opportunities in oil and gas projects worldwide.

The Company is a 100% shareholder of two Cyprus companies, Covenlina Holdings Ltd and Bandberg Holdings Ltd, which were acquired in October and December 2007 respectively. Covenlina Holdings Ltd owns 51% of shares in Russian companies Crown Oil & Gas LLC and RosEuroNeft LLC. Bandberg Holdings Ltd owns 49% of shares in both Crown Oil & Gas LLC and RosEuroNeft LLC.

Crown Oil & Gas LLC and RosEuroNeft LLC were incorporated in Moscow in May 2007 and September 2007 respectively. Crown Oil & Gas LLC and RosEuroNeft LLC are under common control and management. Crown Oil & Gas LLC has two subsidiaries Attik LLC and Artstroy-XXI LLC . RosEuroNeft LLC owns 100% interest in Attik-Neft LLC. The Group consists of independent oil exploration and production companies. The primary operating entities of the Group are incorporated in the Russian Federation.

During 2007 Crown Oil & Gas LLC purchased 100% share in Attik LLC (the license holder for exploration and production of hydrocarbons at Tereshkinsky area) and a 100% share in Artstroy-XXI LLC (the license holder for exploration and production of hydrocarbons of the Kikinsko-Gusihinsky area). Both fields are situated in the Saratov region of the Volga-Urals oil province, Russia.

In March 2008, RosEuroNeft LLC acquired 100% interest in Attik-Neft LLC (the license holder for exploration and production of hydrocarbons at Krasnoarmeisky-2 area, in Saratov Region of the Volga-Urals oil province, Russia).

Under Russian legislation, natural resources, including oil, gas, precious metals and minerals and other commercial minerals situated within the territory of the Russian Federation are the property of the Russian Federation. The Law of the Russian Federation No. 2395-1, "On Subsurface Resources", regulates relations arising in connection with the geological study, use and protection of subsurface resources within the territory of the Russian Federation. Pursuant to the Law, subsurface resources may be developed only on the basis of a license. The license is issued by the regional governmental body and contains information on the site to be developed, the period of activity, financial and other conditions. The Group holds three licenses issued by regional authorities in the Saratov region, and an option to acquire a third license.

Exploration stage – going concern

The Company is an exploration stage enterprise. Exploration licences have been acquired; however there is currently no source of revenue to support operations which raises substantial doubt about its ability to continue as a going concern. Exploration activities have primarily been financed through short term debt. The Company expects to continue to be dependent on continued availability of financial support, and on finding and developing oil and gas reserves. There can be no certainty in this respect. These financial statements have been prepared using the going concern assumption, adjustments to the financial statements should this assumption become invalid, would be material.

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Combined and Consolidated Financial Statements

Note 1 – Nature of Operations

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form lO-Q should be read in conjunction with information included in the Form IO-K.

Note 2 – Principles of Consolidation

The assets and liabilities of the entities acquired by the Company in 2007 and 2008 were recorded in these financial statements at the historical cost of their acquisition.

Where necessary, intra-group transactions, balances, related income and expenses are eliminated in full on consolidation and combination. The structure of the Company as of December 31, 2008 was as follows:

Operating entities	Ownership
interest

Artstroy-XXI LLC	100%
Attik LLC	100%
Attik-Neft LLC	100%

The accompanying combined and consolidated financial statements include the combined accounts of Langford Worldwide Corp. and the accounts of majority-owned subsidiaries where no minority shareholder or group of minority shareholders exercise substantive participating rights. The purchase method of accounting is used for acquired businesses. Companies acquired during the year are included in the combined and consolidated financial statements from the date of acquisition. Intercompany profits, transactions and balances have been eliminated in consolidation.

Note 3 – Summary of Significant Accounting Policies

Basis of presentation

The Group maintains accounting books and records in Russian roubles in accordance with Russian statutory accounting regulations. The accompanying combined and consolidated financial statements have been prepared in order to present the combined and consolidated financial position and combined and consolidated results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America.

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Combined and Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued)

Management estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet as well as the revenues and expenses during the reporting periods. Certain significant estimates and assumptions for the Group include: recoverability and useful lives of long-term assets and investments; allowances for doubtful accounts receivable; asset retirement obligations; legal and tax contingencies; depreciation, depletion and amortization; environmental remediation obligations; oil reserves; recognition and disclosure of guarantees and other commitments. While management uses its best estimates and judgements, actual results could differ from those estimates and assumptions used.

Concentration of business risk

The Group’s principal business activities are within the Russian Federation. Laws and regulations affecting businesses operating in the Russian Federation are subject to rapid changes, and the Group’s assets and operations could be at risk due to negative changes in the political and business environment.

Translation methodology

The Company follows a translation policy in accordance with SFAS No. 52, “Foreign Currency Translation” and has determined the rouble to be its functional currency.

The Company determined the US dollar to be its reporting currency and translates its functional currency financial statements into US dollars. Assets and liabilities are translated at year-end exchange rates, equity, other than retained earnings, at the rate effective on the date when the transaction occurred, while income and expense items are translated at average rates of exchange prevailing during the year. The resulting translation adjustment is recorded as a separate component of other comprehensive income (loss).

The translation of local currency denominated assets and liabilities into US dollars for the purpose of these combined and consolidated financial statements does not indicate that the Company could realize or settle, in US dollars, the reported values of these assets and liabilities. Likewise, it does not indicate that the Company could return or distribute the reported US dollar value of capital to its shareholders.

Cash and cash equivalents

Cash and cash equivalents represent cash on hand and in bank accounts and short-term investments having original maturities of less than three months.

Advances receivable

Advances receivable are presented at net realizable value. Allowances for impaired advances are provided for estimated uncollectible amounts. Estimates of allowances require the exercise of judgment and the use of assumptions. Changes in allowances are recorded in the combined and consolidated statements of income.

Comprehensive income

The Company’s comprehensive income is the cumulative foreign currency translation adjustment.

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Combined and Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued)

Supplies inventory

Materials and supplies are stated at the lower of weighted average cost or market value. The Company uses the weighted-average-cost method. Costs include both direct and indirect expenditures and charges incurred in bringing an item or product to its existing condition and location.

Oil and gas properties

Mineral interests in properties (hereinafter referred to as properties) includes the rights to extract oil or gas. Properties classified as unproven include properties with no proven reserves. Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. They include the costs of lease bonuses and options to purchase or lease properties, the portion of costs applicable to minerals when land including mineral rights is purchased in fee, brokers' fees, recording fees, legal costs, and other costs incurred in acquiring properties.

Exploratory well costs (including costs associated with stratigraphic test wells) are temporarily capitalized pending determination of whether such oil and gas reserves have been found to the proven reserves, which justify commercial development. If such reserves are not found, the drilling costs are charged to exploratory expenses. Intangible drilling costs applicable to productive wells and to development dry holes, as well as tangible equipment costs and costs of injection wells related to development of oil and gas reserves are capitalized.

Oil and gas properties are accounted for using the successful efforts method of accounting whereby property acquisitions, successful exploratory wells, all development costs and support equipment and facilities are capitalized.

Depreciation, depletion and amortization

Depletion and amortization of oil and gas properties are provided on the unit-of-production method based on the ratio of current year production to total estimated future production from proved developed reserves. The Company has not begun production from its oil and gas properties as of December 31, 2008 accordingly, no depletion and amortization has been recorded.

Depreciation expense on office equipment is computed over the estimated useful life of the equipment of 5 years using the straight-line method

Income taxes

Russian legislation does not contain the concept of a "consolidated tax payer" and, accordingly, the Company is not subject to taxation on a consolidated basis. Current income taxes are provided on taxable profit of each subsidiary as determined under the Russian Federation Tax Code at a rate of 20%, as of December 31, 2008, after adjustments for certain items which are not deductible for taxation purposes.

Deferred income tax assets and liabilities are recognized in the accompanying combined and consolidated financial statements in the amounts determined by the Group using the liability method in accordance with SFAS 109 "Accounting for Income Taxes". This method takes into account future tax consequences attributable to temporary differences between the carrying amounts of existing assets and liabilities for the purpose of the combined and consolidated financial statements and their respective tax bases and in respect of operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse and the assets be recovered and liabilities be settled. A valuation all owance for deferred tax asset is recorded when management believes that it is more likely than not that this tax asset will not be realized in the future.

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Combined and Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued)

Contingencies

Certain conditions may exist as of the date these financial statements are issued, which may result in a loss to the Group, but which will only be resolved when one or more future events occur or fail to occur. The Group's management and legal counsel assess such contingent liabilities. The assessment of loss contingencies necessarily involves an exercise of judgment and is a matter of opinion. In assessing loss contingencies related to legal proceedings that are pending against the Group or unasserted claims that may result in such proceedings, the Group's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Group's financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. If loss contingencies can not be reasonably estimated, management recognizes the loss when information becomes available.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. However, in some instances in which disclosure is not otherwise required, the Group may disclose contingent liabilities of an unusual nature which, in the judgment of management and its legal counsel, may be of interest to shareholders or others.

Retirement and other benefit obligations

The Company does not have any substantial pension arrangements separate from the State pension system of the Russian Federation, which requires current contributions by the employer calculated as a percentage of current gross salary payments; such contributions are charged to expense as incurred. In addition, the Company has no post-retirement benefits or significant other compensated benefits requiring accrual.

Recent accounting pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Combined and Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued)

Recent accounting standards (continued)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Combined and Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued)

Recent accounting standards (continued)

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term notes and loans receivable and payable reported in the consolidated statement of financial position approximate fair values due to the short maturity of those instruments.

Note 4 – Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2009 and December 31, 2008, comprise the following:

	March 31,	December 31,
	2009	2008

Cash in bank – Rubles (translated to US dollars at March 31, 2009 and
December 31, 2008)	$11,926	$-
Cash in bank – US dollars	1,037,774	1,193,872

Total cash and cash equivalents	$1,049,700	$1,193,872

Note 5 – Oil and Gas Properties and Licenses

Oil and gas properties and licenses, are as follows:

	March 31,	December 31,
	2009	2008

Opening Balance	$-	$-
Licenses	473,496	-
Oil and gas properties	17,129,427	-

Closing Balance	$17,602,923	$-

The Company's oil and gas fields and related hydrocarbons belong to government authorities. The Company obtains licenses from such government authorities and pays royalties to explore and produce from these fields. The licenses expire in 2030 (two) and 2032 (one). During 2008, the Company began 2D seismic and research works on its licensed areas.

The Company recently acquired the license and has been incurring exploration costs. No determination has been made as to the success of the exploration or the existence of resources, and therefore no depletion has been recorded.

Crown Oil and Gas Inc.
(formerly Onelife Health Products Inc.)
(An Exploration Stage Company)
Notes to Combined and Consolidated Financial Statements

Note 6 – Loans Payable

As of March 31, 2009 the Company has short-term non-bank loans outstanding as follows:

	March 31,	December 31,
	2009	2008

Short term credit facilities, due April 30, 2009, bearing interest at
10% per annum and secured by shares of the Company’s
subsidiaries	$2,500,000	$-
Note payable on acquisition of Langford Worldwide Corp.	300,000	-

Total	$2,800,000	$-

Fair values

The net carrying values of cash and cash equivalents, short-term investments, short-term loans receivable, advances given and accounts payable, taxes payable and accrued liabilities approximate their fair values because of the short-term maturities of these instruments.

Credit risk

The Group’s financial instruments that are potentially exposed to concentrations of credit risk consist primarily of advances given, cash and cash equivalents, as well as prepaid VAT, loans receivable and advances. A significant portion of the Group’s advances given is due to from domestic trading companies. The Group does not generally require collateral to limit the exposure to loss. However letters of credit and prepayments may be used. Although collection of these receivables could be influenced by economic factors affecting this entity, management believes there is no significant risk of loss to the Group beyond provisions already recorded.

Prepaid VAT, representing amounts payable or paid to suppliers, is recoverable form the tax authorities via offset against VAT payable to the tax authorities on the Group’s revenue or direct cash receipts from the tax authorities. Management periodically reviews the recoverability of the balance of prepaid VAT and believes it is fully recoverable within one year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following management’s discussion and analysis together with our financial statements and related notes appearing elsewhere in this quarterly report. This management’s discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements.

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

Our shares of common stock are traded on the over-the-counter market and quoted on the over-the-counter bulletin board under the symbol “CWOI”. On May 12, 2009, the closing price for our shares of common stock as reported on the OTCBB was $2.00. There have been no trades in our shares of common stock since May 12, 2009.

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

Effective November 14, 2008, we changed our fiscal year end from November 30 to December 31. As the transition period between the closing date of our previous fiscal year and the opening date of our new fiscal year is one month, no transition report is required. We filed a Form 10-K for our new fiscal year ended December 31, 2008 on April 15, 2009, which contained separate audited statements of income and cash flows for the stub period of November 30, 2008 to December 31, 2008.

On April 16, 2009, pursuant to a share purchase agreement dated March 20, 2009 among our company, Langford Worldwide Corp. and Boshoff Holdings Ltd. (the sole shareholder of Langford), we completed the acquisition of all of the issued and outstanding shares of Langford, for the purchase price of $11.9 million, payable by the combination of debt forgiveness, issuance of our common shares and the payment of cash. Langford’s various indirect, wholly-owned Russian subsidiaries hold oil and gas exploration and development licenses for properties located in the Saratov region of the Volga-Ural oil-and-gas province in Russia.

Langford is the sole shareholder of Covenlina Holdings Ltd. and Bandberg Holdings Ltd., Cypriot companies which are the holders of 51% and 49%, respectively, of the issued and outstanding shares in the capital of Crown Oil and Gas LLC and RosEuroNeft LLC, companies organized under the laws of the Russian Federation. Crown Oil and Gas LLC is the sole shareholder of Attik LLC and Artstroy-XXI LLC, companies organized under the laws of the Russian Federation. RosEuroNeft LLC is the sole shareholder of Attik-Neft LLC, a company organized under the laws of the Russian Federation.

Crown Oil and Gas Inc. Organizational Chart

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Business of Our Company

From our incorporation until the closing of the acquisition of Langford Worldwide Corp., we were involved in the business of the production, sale and distribution of quality herbal supplements to consumers via the Internet. Our target market was health conscious adult individuals in the United States with an interest in herbal supplements. We developed a human immune system supplement product that we had branded "Daily Immune Enhancer with Antioxidant Properties" designed for relief of symptoms of common cold and flu. As our operations were not sufficiently profitable and our future prospects for our business were poor, in 2007 we began seeking other business opportunities, concentrating on those in the oil and gas industry. In connection with our change of business, our management has closed our herbal supplement operations.

With the acquisition of Langford, our business has changed to oil and gas exploration and development. Through our indirect, wholly owned, Russian subsidiaries, we hold exploration and development licenses for the Tereshkinsky, Kikinsko-Gusikhinsky and Krasnoarmeisky-2 properties having a combined area of approximately 500,000 acres that are located in the Saratov region of Russia, one of the major oil and gas regions in the country with advanced infrastructure and more than 60 years history of oil and gas production. Saratov lies in the European part of Russia on the border with

Kazakhstan, the largest oil producing country in Central Asia. Please refer to the information under the section entitled "Description of Property" below for detailed descriptions of our licensed areas.

Competition

We are an exploration stage company engaged in the acquisition of prospective oil and gas properties. We compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our business as we compete directly with other exploration stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of oil and gas properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Government Regulation

The exploration and development of oil and gas properties is subject to various Russian federal, state and local governmental regulations. Our company may from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

Under Russian legislation, natural resources, including oil, gas, precious metals and minerals and other commercial minerals situated within the territory of the Russian Federation are the property of the Russian Federation. Russian law No. 2395-1 (Subsurface Resources) regulates relations arising in connection with the geological study, use and protection of subsurface resources within the territory of the Russian Federation. Pursuant to the Law, subsurface resources may be developed only on the basis of a license, which is issued by the regional governmental body and contains information on the site to be developed, the period of activity, financial and other conditions.

If our company proceeds with the development of our current and future properties, we anticipate that we will be subject to increased governmental regulation. Matters subject to regulation include approvals for drilling operations, drilling and abandonment bonds, reports concerning operations, export duties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas.

The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under Russian federal, state, local laws and regulations relating primarily to the protection of human health and the environment. The requirements imposed by such laws and regulations may change and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees

Until the close of the Langford acquisition, our company was operated by our president, John Hiner. Following the close of the Langford acquisition, Stanislav Bogomolov, the founder of Langford group of companies, has been appointed as our chief operating officer and director. Mr. Bogomolov has been instrumental in the advancement of Langford’s Russian oil and gas exploration projects over the past two years and will continue to play an integral role as the company's projects move forward. Our Russian operating subsidiaries employ 10 full-time employees. We intend to periodically hire independent contractors to execute our exploration and development activities. Our company may hire additional employees when circumstances warrant.

Plan of Operation

Tereshkinsky Licensed Area

The 2009 operational plan includes conducting 60 km of new 2D seismic surveys over the prospective areas of the license that were identified by previous seismic surveys in order to evaluate and prioritize such prospects with the greatest chance of success for drilling. The primary seismic data will then be processed and reinterpreted.

2009 Schedule – Tereshkinsky Area
Operations	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sept	Oct	Nov	Dec
2D field seismic – 60 km(1)
Data processing/interpretation(2)
Appraisal report(3)
Independent re-interpretation(4)
Drilling targets selection(5)
Drilling project / approval(6)
Environmental monitoring
Drilling exploration well(7)

Notes:

1.	To be conducted by our Russian geophysical services contractor.
2.	To be conducted after we finish seismic field work.
3.

The Russian resource report based on the results of 2D seismic survey. Such report is submitted to regional government resource committee for high-grading resource base of the licensed area. It serves as the basis for granting drilling permits.

4.	A secondary analysis of seismic data by independent company (research institute).
5.	To be identified by scientific committee of our company, including our senior geologist, chief operations officer and independent geophysicist/geologist.
6.	Will be developed by regional Oil & Gas Geology Scientific Institute, then it will have to be approved by local environmental agency and licensing committee.
7.

A 2000 meter deep well is to be drilled (at a minimum speed of 800 meters per month) by a local drilling company subject to availability. We anticipate drilling cost of approximately $3,000,000 per well.

Operations	2009 Expenditures - Tereshkinsky Area
	Amount ($)	Required Financing ($)
2D field seismic – 60km	228,000	Prepaid
Data processing/interpretation	18,000	Prepaid
Appraisal report	--	--
Independent re-interpretation	27,000	27,000
Drilling targets	--	--
Drilling project / approval	46,300	46,300
Environmental monitoring	45,000	45,000
Drilling exploration well(1)	3,000,000	3,000,000
TOTALS	3,364,300	3,118,300

Note:
(1) Subject to availability of drilling targets, drilling contractor, drilling project, approvals.

Kikinsko-Gusikhinsky Licensed Area

The 2009 operational plan includes conducting 401 km of new 2D seismic surveys over the prospects identified by previous seismic surveys in order to further define and prioritize the prospects for selection as those prospects with the greatest chance of success for drilling. The primary seismic data will then be processed and reinterpreted.

Operations	2009 Schedule – Kikinsko-Gusikhinsky Area
	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sept	Oct	Nov	Dec
2D field seismic - 401 km(1)
Data processing/interpretation(2)
Appraisal report(3)
Independent re-interpretation(4)
Drilling targets(5)
Drilling project / approval(6)
Environmental monitoring
Drilling exploration well(7)

Notes:

1.	Our Russian geophysical services contractor conducted 80 km of seismic surveys in February 2009 and plans to conduct an additional 321 km of surveys between September and November 2009.
2.	To be conducted in two steps: (a) 80 km ending in April 2009; and (b) an additional 321 km between November and December 2009 after the completion of the seismic field work in respect of same.
3.

The Russian resource report based on the results of 2D seismic survey. Such report is submitted to regional government resource committee for high-grading resource base of the licensed area. It serves as the basis for granting drilling permits.

4.	A secondary analysis of seismic data by independent company (research institute).
5.	To be identified by scientific committee of our company, including our senior geologist, chief operations officer and independent geophysicist/geologist.
6.	Will be developed by regional Oil & Gas Geology Scientific Institute, then it will have to be approved by local environmental agency and licensing committee.
7.

A 1600 meter deep well is to be drilled (at a minimum speed of 800 meters per month) by a local drilling company subject to availability. We anticipate drilling cost of approximately $2,500,000 per well.

Operations	2009 Expenditures - Kikinsko-Gusikhinsky Area
	Amount ($)	Required Financing ($)
2D field seismic – 401km	1,213,350	1,213,350
Data processing/interpretation	120,300	120,300
Appraisal report	--	--
Independent re-interpretation	113,000	113,000
Drilling targets	--	--
Drilling project / approval	46,300	46,300
Environmental monitoring	54,000	54,000
Drilling exploration well(1)	2,500,000	2,500,000
TOTALS	4,046,950	4,046,950

Note:
(1) Subject to availability of drilling targets, drilling contractor, drilling project, approvals.

Krasnoarmeisky-2 Licensed Area

The 2009 operational plan includes conducting 100 km of new 2D seismic surveys over the prospects identified by previous seismic surveys in order to high-grade such prospects and be able to select the prospects with the greatest chance of success for drilling. The primary seismic data will then to be processed and interpreted.

Operations	2009 Schedule – Krasnoarmeisky-2 Area
	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sept	Oct	Nov	Dec
2D field seismic – 100km(1)
Data processing/interpretation(2)
Appraisal report(3)
Independent re-interpretation(4)
Drilling targets(5)
Drilling project / approval(6)
Environmental monitoring
Drilling exploration well(7)

Notes:

8.	To be conducted by our Russian geophysical services contractor.
9.	To be conducted after we finish seismic field work.
10.	To be issued only in 2010.
11.	A secondary analysis of seismic data by independent company (research institute).
12.	To be identified by scientific committee of the company in fourth quarter 2009.
13.	Anticipated to start working at the end of 2009.
14.	We plan to drill a 4000 meter deep well in 2010.

Operations	2009 Expenditures - Krasnoarmeisky-2 Area
	Amount ($)	Required Financing ($)
2D field seismic – 100km	995,000	995,000
Data processing/interpretation	75,000	75,000
Appraisal report	--	--
Independent re-interpretation	25,000	25,000
Drilling targets	--	--
Drilling project / approval	46,300	46,300
Environmental monitoring	48,000	48,000
Drilling exploration well(1)	--	--
TOTALS	1,189,300	1,189,300

Note:
(1) Subject to availability of drilling targets, drilling contractor, drilling project, approvals.

Cash Requirements

Over the next 12 months we plan to conduct geological exploration of the areas covered by our three mineral licenses, including the acquisition of new 2D seismic survey data (total of 561 linear kilometers) and drilling of three exploration wells. This will be part of a two year exploration and appraisal program on our three licensed areas in Saratov.

Our starting point will be to collect and analyse the existing information available to us from the many geophysical surveys, well drilling and testing activities that have already taken place in or around the licensed areas since serious exploration and appraisal commenced in the region.

Our primary aim is a detailed analysis and re-interpretation of the most recent 2D seismic data, which was acquired in 2008 and to model the geological structure at licensed areas.

In addition to this, it is likely to prove advantageous to reprocess the available seismic data. Seismic data can be altered in many ways beyond recognition during the processing phase and techniques have improved over the course of the last decade. Since most of the data in this area is relatively old, a simple and cost-effective way of enhancing our understanding of the area is to reprocess the seismic data.

We are also considering shooting additional 2D seismic lines. The idea is to use 2D seismic surveying over prospects identified by previous seismic surveys in order to prioritize such prospects and be able to select potential drill targets with the greatest chance of success.

In 2008, Langford paid approximately $4,767,900 of the estimated $7,783,000 cost of new 2D seismic surveys at all three Russian licensed areas. Langford completed the acquisition of 1,299 km of seismic data on the areas of interest in the licenses and these data are being processed. Pending final analysis of all relevant data, we expect to be able to define drilling locations in the second quarter of 2009, and commence drilling in the second half of 2009 – beginning of 2010. We may have to spend approximately $5,500,000 for drilling two exploration wells under the licenses’ working obligations. We have to spend approximately $147,000 on environmental monitoring at our three Russian licensed areas in 2009.

We estimate our operating expenses and working capital requirements for the next 12 month period to be as follows:

Estimated Expenses For the Next Twelve Month Period
Operating Expenses ($)
Exploration costs – 2D seismic surveys	2,350,000
Exploration costs – data re-interpretation	200,000
Exploration costs – drilling cost (2 wells)	5,500,000
Environmental monitoring	147,000
Employee compensation, including social taxes	375,000
Professional fees	100,000
General and administrative expenses	150,000
TOTAL	8,822,000

Exploration Costs

We estimate that our seismic surveying cost on our three Russian licensed areas will be approximately $2,350,000 during the next 12 months, which will include shooting 100 km of 2D seismic lines at the Krasnoarmeisky-2 area, 401 km at the Kikinsko-Gusikhinsky licensed area and 60 km at the Tereshkinsky licensed area. We plan to spend an additional $200,000 on data re-processing/re-interpretation in the state oil and gas geology scientific institute. Depending on the results of the seismic survey, we may then drill our various prospects at a cost to us of an estimated $3,000,000 per 2000 meter exploration well, with at least one well at the Tereshkinsky and Kikinsko-Gusikhinsky licensed areas.

Results of Operations

Summary of Period Results	Period Ended March 31
	2009	2008
Expenses	$ 858,605	$ 33,100
Income	$ NIL	$ NIL
Net Income (Loss) for the Period	$(858,605)	$ (33,100)

Revenue

We have had revenue from inception of $Nil.

Expenses	Period Ended March
	2009	2008
Amortization	$ NIL	$ NIL
Management fees	$ NIL	$ NIL
Professional fees	$ NIL	$ NIL
General and administrative	$ 858,605	$ 33,100
Net Income (Loss) for the Period	$(858,605)	$(33,100)

Total expenses during the period ended March 31, 2009 increased as compared to the comparative period in 2008 due to an increase in professional fees and a granting of stock options which have been charged to management fees.

Liquidity and Financial Condition

Working Capital	As at March 31,	As at December 31,
	2009	2008
Current assets	$ 1,054,195	$ 995,974
Current liabilities	$ 3,280,485	$ 2,609,238
Working capital	$(2,226,290)	$(1,613,264)

Cash Flows	Period Ended March 31
	2009	2008
Cash Flows (used in) Operating Activities	$ (409,913)	$ (3,032)
Cash Flows from Financing Activities	$ 17,881,834	$ NIL
Cash Flows (used in) Investing Activities	$(17,616,093)	$ NIL
Net Increase (Decrease) in Cash Flows	$ (144,172)	$ (3,032)

Future Financing

At March 31, 2009 we had $1,049,700 in cash. Over the next twelve months ending March 31, 2010, we will have to raise additional monies through private placements of our equity securities and/or debt financing in order that we may fund the identification and evaluation of a suitable business opportunity. We believe we have sufficient cash to satisfy our cash requirements for 3 months.

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

Management believes that our cash and cash equivalents, together with cash provided by operating activities, if any, will not be sufficient to meet our total estimated operating expenses for the next twelve months ending March 31, 2010. We plan to raise additional capital required to satisfy cash shortfall, if any, through the private placement of our equity securities. There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

As at March 31, 2009, our company had accumulated losses of $1,009,353 while our cash on hand was approximately $1,049,700. We may need to obtain additional financing in the future to satisfy cash shortfall, if any, for the next twelve months ending March 31, 2009.

Due to the uncertainty of our ability to meet our current operating expenses and other anticipated expenses noted above, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their report on the audited financial statements for the fiscal year ended December 31, 2008. Our audited financial statements contain additional note disclosures describing the circumstances that lead to such disclosure by our independent auditors.

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

Purchase of Significant Plant and Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending March 31, 2010.

Employee and Consultant Compensation

Given the current stage of our exploration properties, we intend to continue to fulfill our professional and personnel requirements by hiring some additional full-time employees critical to the success of our operations, while retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next 12-month period will be approximately $375,000, including social insurance and taxes. We estimate that our net employee compensation expenses for the next 12-month period will be approximately $270,000.

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

Our financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies as disclosed in the notes to our audited financial statements for the three months ended March 31, 2009 and the fiscal year ended December 31, 2008.

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

Risks Associated with our Business

Risks Relating to our Business and the Oil and Gas Industry

We have had a history of losses and no revenue to date, which trend may continue and may negatively impact our ability to achieve our business objectives.

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $1,009,353 as at March 31, 2009 and as of June 23, 2009, we have a working capital deficiency of approximately $500,000. To date, we have not generated any revenues from our operations.

We will not be able to generate significant revenues in the future and our management expects operating expenses to increase substantially over the next 12 months as we undertake oil and gas exploration activities. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We have no known oil and natural gas reserves and if we cannot find any, we may have to cease exploration.

We have no known oil and natural gas reserves. If we do not find any commercially exploitable oil and natural gas reserves or if we cannot complete the exploration of any oil and natural gas reserves, either because we do not have the money to do so or because it is not economically feasible to do so, we may have to cease operations and our investors may lose their investments.

No reserves have yet been established in respect of the three properties. There are numerous uncertainties inherent in estimating reserves, including many factors beyond our control and no assurance can be given that any level of reserves or recovery thereof will be realized. In general, estimates of reserves are based upon a number of assumptions made as of the date on which the estimates were determined, many of which are subject to change and are beyond our control.

We are an exploration stage company with a limited operating history, which may hinder our ability to successfully meet our objectives.

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only been actively engaged in the oil and gas exploration and development business since purchase of the shares of Langford Worldwide Corp. on April 16, 2009 and we do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Our proposed operations will require significant capital expenditures for which we may not have sufficient funding and if we do obtain additional financing, our existing shareholders may suffer substantial dilution.

We intend to make capital expenditures in excess of our existing capital resources to explore the oil and gas properties for which we have obtained exploration and production licenses. Furthermore, we intend to rely on external sources of financing to meet our capital requirements to continue acquiring, exploring and developing oil and gas properties and to otherwise implement our business plan. We plan to obtain such funding through the debt and equity markets, but we cannot assure that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all. In addition, any additional equity financing may involve substantial dilution to our then existing shareholders.

The successful implementation of our business plan is subject to risks inherent in the oil and gas business, which if not adequately managed, could result in additional losses.

Our oil and gas operations are subject to the economic risks typically associated with exploration and development activities, including the necessity of making significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the availability of drilling rigs and the cost and timing of drilling, completing and, if warranted, operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and, if warranted, production activities to be unsuccessful. This could result in a total loss of our investment in a particular well. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

In addition, in the event that we commence production, market conditions or the unavailability of satisfactory oil and gas transportation arrangements may hinder our access to oil and gas markets and delay our production. The availability of a ready market for our prospective oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and other facilities. Our ability to market such production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, in most cases owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for lack of a market or because of inadequacy or unavailability of pipelines or gathering system capacity. If that occurs, we would be unable to realize revenue from those wells until arrangements are made to deliver such production to market.

Our future performance is dependent upon our ability to identify, acquire and develop oil and gas properties, the failure of which could result in under use of capital and losses.

Our future performance depends upon our ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and our ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. We cannot provide you with any assurance that we will be able to identify and acquire oil and gas reserves on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploitation and development activities will result in the discovery of any reserves. Our operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and or work interruptions. In addition, the costs of exploitation and development may materially exceed our initial estimates.

Market conditions or operation impediments may hinder our access to oil and natural gas markets or delay our production.

The marketability of production from the properties for which we have licenses to explore depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. This dependence is heightened where this infrastructure is less developed. Therefore, if drilling results are positive in certain areas of our oil and gas properties, a new gathering system would need to be built to handle the potential volume of gas produced. We might be required to shut in wells, at least temporarily, for lack of a market or because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver production to market.

Our ability to produce and market oil and natural gas is affected and also may be harmed by:

  the lack of pipeline transmission facilities or carrying capacity;

  government regulation of natural gas and oil production;

  government transportation, tax and energy policies;

  changes in supply and demand; and

  general economic conditions.

We might incur debt in order to fund our exploration and development activities, which would continue to reduce our financial flexibility and could have a material adverse effect on our business, financial condition or results of operations.

If we incur indebtedness, our ability to meet our debt obligations and reduce our level of indebtedness depends on future performance. General economic conditions, oil and gas prices and financial, business and other factors affect our operations and future performance. Many of these factors are beyond our control. We cannot assure investors that we will be able to generate sufficient cash flow to pay the interest on our current or future debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and performance at the time we need capital. We cannot assure investors that we will have sufficient funds to make such payments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we might have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

We will have substantial capital requirements that, if not met, may hinder our growth and operations.

Our future growth depends on our ability to make large capital expenditures for the exploration and development of our natural gas and oil properties. Future cash flows and the availability of financing will be subject to a number of variables, such as:

  the success of our Russian projects;

  success in locating and producing reserves; and

  prices of oil and natural gas.

Additional financing sources will be required in the future to fund developmental and exploratory drilling. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing shareholders. Additional debt financing could lead to:

  a substantial portion of operating cash flow being dedicated to the payment of principal and interest;

  being more vulnerable to competitive pressures and economic downturns; and

  restrictions on our operations.

Financing might not be available in the future, or we might not be able to obtain necessary financing on acceptable terms, if at all. If sufficient capital resources are not available, we might be forced to curtail our drilling and other activities or be forced to sell some assets on an untimely or unfavorable basis, which would have an adverse affect on our business, financial condition and results of operations.

If we or our operators fail to maintain adequate insurance, our business could be materially and adversely affected.

Our operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.

Any prospective drilling contractor or operator which we hire will be required to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. Therefore, we do not plan to acquire our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

The oil and gas industry is highly competitive, and we may not have sufficient resources to compete effectively.

The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Complying with environmental and other government regulations could be costly and could negatively impact our production.

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling and restrict the substances that can be released into the environment with drilling and production activities.

Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. Prior to commencement of drilling operations, we may secure limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

Our ability to produce oil and gas from our properties may be adversely affected by a number of factors outside of our control which may result in a material adverse effect on our business, financial condition or results of operations.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered that impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas that may be acquired or discovered may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas, gathering systems, pipelines and processing equipment, market fluctuations in oil and gas prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors may affect our business.

We are dependent upon the efforts of various third parties that we do not control and, as a result, we may not be able to control the timing of development efforts, associated costs, or the rate of production of reserves (if any).

The success of our business is dependent upon the efforts of various third parties that we do not control. At least at the present, we do not plan to serve as the operator for our projects. As a result, we may have limited ability to exercise influence over the operations of the properties or their associated costs. Our dependence on the operator and, where applicable, other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

  the timing and amount of capital expenditures;

  the operator’s expertise and financial resources;

  approval of other participants in drilling wells;

  selection of technology;

  the rate of production of the reserves; and

  the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.

We will rely upon various companies to provide us with technical assistance and services. We will also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil and gas prospects to determine a method in which the oil and gas prospects may be developed in a cost-effective manner. Although our management has relationships with a number of third-party service providers, we cannot assure you that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our exploitation and exploration operations, which could have a material adverse effect on our business, financial condition and results of operations. Since our operations and properties are concentrated in Russia, we could be materially and adversely affected if drilling rigs are unavailable or cost of rigs, equipment supplies or personnel increase significantly over current costs.

We may be unable to retain our exploration and development licenses, which would result in significant financial losses to our company.

We have no interest in any properties other than licenses to explore for and produce hydrocarbons on certain properties. If we fail to meet the specific requirements of each license, such license may terminate or expire. We cannot assure you that any of the obligations required to maintain each license will be met. The termination or expiration of our licenses may harm our business. In addition, we will need significant funds to meet capital requirements for the exploration activities that we intend to conduct pursuant to the terms of the licenses.

Oil prices are subject to fluctuations in response to a variety of factors beyond our control. Our operating results and financial condition will depend substantially upon prevailing oil prices.

Oil prices are subject to fluctuations in response to a variety of factors beyond our control. Our operating results and financial condition will depend substantially upon prevailing oil prices. Historically, prices for oil have fluctuated widely for many reasons, including:

  global and regional supply and demand, and expectations regarding future supply and demand, for crude oil and petroleum products;

  geopolitical uncertainty;

  weather conditions and natural disasters;

  access to pipelines, railways and other means of transporting crude oil;

  prices and availability of alternative fuels;

  prices and availability of new technologies;

  the ability of the members of OPEC, and other crude oil producing nations, to set and maintain specified levels of production and prices;

  political, economic and military developments in oil producing regions, particularly the Middle East;

  Russian and foreign governmental regulations and actions, including export restrictions and taxes; and

  global and regional economic conditions.

Lower oil prices may adversely impact on the economic exploitation of our assets, reducing revenues or net income, impairing our ability to achieve its business objectives and may materially and adversely affect our financial results.

Our production operations involve risks common to the oil and gas industry.

Our production operations involve risks common to the oil and gas industry, including oil spills, explosions, fires, equipment damage or failure, natural disasters, geological uncertainties, unusual or unexpected rock formations and abnormal geological pressures. In the event that any of these occur, environmental damage, injury to persons and loss of life, failure to produce oil in commercial quantities or an inability to fully produce discovered reserves could result. They can also put at risk some or all of our licenses enabling it to explore and/or produce, and incur fines or penalties as well as criminal sanctions against our company and/or its officers. Consequent production delays and declines from normal field operating conditions may result in revenue and cash flow levels being adversely affected.

We contract services and equipment from third-party providers and suppliers. Such equipment and services can be in short supply and may not be readily available at the times and places required.

We contract services and equipment from third-party providers and suppliers. Such equipment and services can be in short supply and may not be readily available at the times and places required. In particular, we utilize the services of local drilling contractors, and there are a limited number of them relative to demand in the Saratov region. In addition, the costs of third-party services and equipment have increased significantly over recent years and may continue to rise. This may therefore have an adverse effect on our business. In addition, the failure of a third party provider or supplier could have a material adverse impact on our business and the results of operations.

Our costs are largely ruble-based, and in the event that we find and begin producing oil, the majority of all revenues, from the domestic market or from exports, will be either ruble denominated or must eventually be converted to rubles.

Our costs are largely ruble-based, and in the event that we find and begin producing oil, the majority of all revenues, from the domestic market or from exports, will be either ruble denominated or must eventually be converted to rubles. The official exchange rate for the ruble thus has a direct and indirect effect on the value of the our assets, but it is difficult to quantify this effect generally, since it will vary over time, depending upon whether we have a net positive cash flow, the proportion of hard currency sales in relation to ruble sales and whether the acquisition value of assets is dependent on the ruble exchange rate. As long our net investments in rubles exceed its revenues in rubles, a weak ruble in relation to other currencies (primarily the U.S. dollar) is a positive factor. If the replacement value of our assets does not fall as a result of the weak ruble, a depreciation of the ruble also produces a neutral effect on existing assets. In the event of a substantial appreciation of the ruble, in principle, the opposite applies. Costs would rise in relation to other currencies, and export sales, in rubles, would have a relatively lower value.

We depend on key management for the operation of our day-to-day activities and implementation of its growth strategy.

We depend on key management for the operation of our day-to-day activities and implementation of our growth strategy. In addition, personal connections and relationships of our key management are important to the conduct of our business. If we were to lose a member of our key management, our business and results of operations might be adversely affected.

Risks Related to Conducting Business in Russia

Our operations are exposed to the Russian political, economic, legal, regulatory and social environment.

Our operations are exposed to the political, economic, legal, regulatory and social environment of the countries in which it operates, primarily Russia, or intends to operate. These risks include corruption, civil strife or labor unrest, armed conflict, terrorism, limitations or price controls on oil exports and limitations or the imposition of tariffs or duties on imports of certain goods. There may be additional risks arising from us being perceived as a foreign company. Such risks could evidence themselves in expropriation or nationalization of property whether on a direct or indirect basis. As with many countries, possible future changes in the government, possible major policy shifts or increased security arrangements could have to varying degrees an adverse effect on the value of investments in Russia. These factors could materially adversely affect our business, prospects or financial results. If the existing body of Russian laws and regulations are interpreted or applied, or relevant discretions exercised, in an inconsistent manner by the courts or applicable regulatory bodies, this could result in ambiguities, inconsistencies and anomalies in the enforcement of such laws and regulations, which could hinder our long term planning efforts and may create uncertainties in its operating environment.

The Russian government exercises significant influence over the oil and gas industry.

The Russian government has exercised and continues to exercise significant influence over many aspects of the Russian economy, including the oil industry. Any government action concerning the economy, including the oil industry (such as a change in taxation rules or practice), could have a material adverse effect on us.

Tax risks in Russia may be more significant than those generally found in countries with more developed tax systems.

The tax risks in Russia are more significant than those generally found in countries with more developed tax systems, imposing additional burdens and costs on our operations, including management resources. We may be subject to a broad range of taxes imposed at the federal, regional and local levels, including but not limited to export duties, income tax, natural resources production tax, property tax and social taxes. Laws related to these taxes have been in force for a comparatively short period relative to tax laws in more developed market economies, and the implementation of these tax laws has at times been unclear or inconsistent. Our assets, targets, projections, cash-flows and profitability could be adversely affected by any adverse change in the taxation laws, taxation levels, introduction of new tariffs or duties, withdrawal of any reliefs, or the applicability or enforceability in the regions in which we operate.

Investment in emerging markets may only be suitable for sophisticated investors who fully appreciate the significance of the risks involved in, and are familiar with, investing in emerging markets.

Generally, investment in emerging markets may only be suitable for sophisticated investors who fully appreciate the significance of the risks involved in, and are familiar with, investing in emerging markets. Investors should also note that emerging markets, such as Russia, are subject to rapid change and that information may become outdated relatively quickly. Moreover, financial turmoil in any emerging market country may adversely affect prices in equity markets of all emerging market countries as investors move their money to more stable, developed markets. As has happened in the past, financial problems or an increase in the perceived risks associated with investing in emerging economies could dampen foreign investment in Russia and adversely affect the Russian economy. Thus, even if the Russian economy remains relatively stable, financial turmoil in other emerging market countries could adversely affect our business.

Risks Associated with our Shares of Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a corresponding reduction in our ability to raise capital. Because a significant portion of our operations have been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such a reduction could force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

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

We are authorized to issue up to 900,000,000 shares of common stock, of which 36,422,800 shares of common stock are issued and outstanding. Our board of directors has the authority to issue additional shares of our common stock and to determine the rights, preferences and privilege of such shares of our common stock, without consent of any of our shareholders. Consequently, the shareholders may experience more dilution in their ownership of our shares of common stock in the future.

Trading of our shares of common stock may be restricted by the Securities and Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common shares.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined therein) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000, or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our shares of common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority, formerly the National Association of Securities Dealers, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our Common Shares and have an adverse effect on the market for our shares of common stock.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

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

DATED: July 1, 2009